Form 10-Q
period 1996-06-30
INPHYNET MEDICAL MANAGEMENT INC
filed 1996-08-14
CIK 925170

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

     (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                       For the period ended JUNE 30, 1996

                                       or

     ( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

           For the transition period from            to
                                          ----------     ---------

                                ---------------

                        Commission File Number: 0-24336

                                ---------------


                        INPHYNET MEDICAL MANAGEMENT INC.
                        --------------------------------
             (Exact name of registrant as specified in its charter)


                          Delaware                 65-0501896
                  ------------------------      -----------------
                  (State of incorporation)       (I.R.S. Employer
                                                Identification No.)


                          1200 South Pine Island Road
                                   Suite 600
                     Fort Lauderdale, Florida 33324-4460
                   --------------------------------------
                  (Address of principal executive office)

                                 (954) 475-1300
                         -----------------------------
                        (Registrant's telephone number)

                                ---------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X    No
    ----      ----

     The number of shares of the registrant's common stock, par value $.01 per share, outstanding as of August 8, 1996 was 15,796,284.


================================================================================

               INPHYNET MEDICAL MANAGEMENT INC. AND SUBSIDIARIES



                                     INDEX


                                                                        Page

PART I -- FINANCIAL INFORMATION

  Item 1. Financial Statements

          Condensed Consolidated Balance Sheets .......................   1

          Condensed Consolidated Statements of Income .................   2

          Condensed Consolidated Statements of Cash Flows .............   3

          Notes to Condensed Consolidated Financial Statements ........   4

  Item 2. Management's Discussion and Analysis of
          Financial Condition and Results of Operations ...............   5

PART II -- OTHER INFORMATION

  Item 1. Legal Proceedings ...........................................   8

  Item 2. Changes in Securities .......................................   8

  Item 3. Defaults Upon Senior Securities .............................   8

  Item 4. Submission of Matters to a Vote of Security Holders .........   8

  Item 5. Other Information ...........................................   8

  Item 6. Exhibits and Reports on Form 8-K ............................   9

SIGNATURES ............................................................  10

EXHIBITS ..............................................................  11


               INPHYNET MEDICAL MANAGEMENT INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                             (AMOUNTS IN THOUSANDS)



                                                                JUNE 30,    DECEMBER 31,
                                                                  1996          1995
                                                               -----------  ------------
                                                               (UNAUDITED)
ASSETS
Current Assets:
 Cash                                                           $  2,653      $  1,305

 Accounts receivable, net of allowances of approximately
  $92,000 and $91,000 at June 30, 1996 and
  December 31, 1995, respectively                                 74,561        69,759
 Accounts receivable from affiliates                                 873           559
                                                                --------      --------
                                                                  75,434        70,318

 Other current assets                                             10,120        10,206
                                                                --------      --------
   Total current assets                                           88,207        81,829

Equipment, furniture and leasehold improvements, net              10,492        11,186

Other assets:
 Cost in excess of net assets acquired, net                       28,094        26,111
 Other assets                                                      2,645         4,090
                                                                --------      --------
                                                                  30,739        30,201
                                                                --------      --------
   Total assets                                                 $129,438      $123,216

LIABILITIES AND STOCKHOLDERS' EQUITY                            ========      ========
Current liabilities:
 Accrued compensation and benefits                              $ 16,583      $ 15,096
 Accounts payable and other current liabilities                    6,076         8,018
 Reserve for self-insured claims                                   4,597         7,179
                                                                --------      --------
   Total current liabilities                                      27,256        30,293

Long-term debt, net of current portion                            10,034         9,617
Deferred income taxes                                                675           938

Stockholders' equity:
 Common stock, par value -- $.01, 50,000 shares authorized,
  15,796 and 15,690 issued and outstanding at June 30,
  1996 and December 31, 1995, respectively                           158           157
 Additional paid-in capital                                       65,750        63,731
 Retained earnings                                                25,565        18,480
                                                                --------      --------
   Total stockholders' equity                                     91,473        82,368
                                                                --------      --------
   Total liabilities and stockholders' equity                   $129,438      $123,216
                                                                ========      ========

     See accompanying notes to Condensed Consolidated Financial Statements.

               INPHYNET MEDICAL MANAGEMENT INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                 (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)





                                       THREE MONTHS ENDED     SIX MONTHS ENDED
                                            JUNE 30,              JUNE 30,
                                      --------------------  --------------------
                                        1996       1995       1996       1995
                                      ---------  ---------  ---------  ---------
Net revenue                            $90,130    $81,366   $177,634   $158,040
Revenue from affiliates                    336        492        735        924
                                       -------    -------   --------   --------
Total revenue                           90,466     81,858    178,369    158,964

Expenses:
 Compensation and benefits              57,852     51,918    115,380    102,978
 Contracted medical services            14,389     13,229     27,523     22,977
 Insurance                               3,063      2,326      5,790      6,220
 Depreciation                              763        556      1,464      1,095
 Amortization                              374        299        732        522
 Other                                   7,423      8,084     14,520     14,387
                                       -------    -------   --------   --------
Total operating expenses                83,864     76,412    165,409    148,179
                                       -------    -------   --------   --------
Income from operations                   6,602      5,446     12,960     10,785
Nonoperating income (expense):
 Loss on sale of physician practices      (682)        --       (682)        --
 Interest expense                         (295)      (470)      (657)      (895)
 Interest income                           158         91        231        186
 Other                                     152         42        115        (20)
                                       -------    -------   --------   --------
 Total nonoperating expense               (667)      (337)      (993)      (729)
                                       -------    -------   --------   --------
Income before income tax expense         5,935      5,109     11,967     10,056
Income tax expense                       2,345      1,940      4,727      4,064
                                       -------    -------   --------   --------
Net income                             $ 3,590    $ 3,169   $  7,240   $  5,992
                                       =======    =======   ========   ========

Net income per share (1)               $  0.22    $  0.21   $   0.45   $   0.41
                                       =======    =======   ========   ========
Weighted average shares outstanding     16,061     14,810     16,067     14,781
                                       =======    =======   ========   ========

(1) One time charges consisting of loss on the sale of physician practices of $682,000 and certain management restructuring charges of $250,000 recorded during the three and six months ended June 30, 1996 represents $0.04 per share. Excluding these amounts, earnings per share for the three and six months ended June 30, 1996 were $0.26 and $0.49, respectively.




     See accompanying notes to Condensed Consolidated Financial Statements.

               INPHYNET MEDICAL MANAGEMENT INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)
                                  (UNAUDITED)




                                                      SIX MONTHS ENDED
                                                          JUNE 30,
                                                     ------------------
                                                       1996      1995
                                                     --------  --------
Net cash provided by operating activities            $ 3,247   $    89

Cash flows from investing activities:
 Acquisitions, net of cash acquired                   (3,019)   (6,772)
 Purchases of equipment                               (1,887)   (1,452)
 Net cash collections from (advances to) affiliates    1,076      (665)
 Other investing activities                              128       (10)
                                                     -------   -------
Net cash used in investing activities                 (3,702)   (8,899)

Cash flows from financing activities:
 Proceeds from exercise of stock options               1,407        93
 Distributions of accounts receivable
  not purchased in a prior acquisition                    --    (1,050)
 Proceeds from borrowings of long-term debt           10,700    14,173
 Principal payments on long-term debt                (10,304)   (2,359)
                                                     -------   -------
Net cash provided by financing activities              1,803    10,857
                                                     -------   -------
Net increase in cash                                   1,348     2,047

Cash at beginning of period                            1,305     1,422
                                                     -------   -------
Cash at end of period                                $ 2,653   $ 3,469
                                                     =======   =======

     See accompanying notes to Condensed Consolidated Financial Statements.

               INPHYNET MEDICAL MANAGEMENT INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1996
                                  (UNAUDITED)



1. BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements (the "Financial Statements") of InPhyNet Medical Management Inc. and Subsidiaries (the "Company") are unaudited and, in the opinion of management, include all significant normal and recurring adjustments which are necessary for a fair presentation in accordance with generally accepted accounting principles. Accordingly, the Financial Statements should be read in conjunction with the more complete disclosures contained in the Company's audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995. The results of operations for the interim periods presented are not necessarily indicative of the results of operations for the full year. Certain amounts in the prior year's Financial Statements have been reclassified to conform to the current year's presentation.


2. NEW PRONOUNCEMENTS

In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("Statement 123"), which provides an alternative to Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). Statement 123 allows for a fair value based method of accounting for stock options and similar equity instruments. However, for companies that continue to account for stock-based compensation arrangements under APB 25, Statement 123 requires disclosure of the pro forma effect on net income and earnings per share of its fair value based accounting for those arrangements. The requirements of Statement 123 are effective for fiscal years beginning after December 15, 1995, or upon initial adoption of the statement, if earlier. The disclosure requirements of Statement 123, including the pro forma information, need not be applied to interim financial statements unless a complete set of financial statements is presented for that period. The Company has concluded that it will continue to account for stock-based compensation arrangements under APB 25.


3. ACQUISITIONS

Effective July 1, 1996, in a transaction accounted for as a purchase, the Company acquired certain assets of NHS National Health Services, Inc. for a purchase price contingent upon the assets' future operating performance over a five year period. In accordance with APB 16, "Business Combinations", the recognition of costs in excess of net assets acquired will occur when the contingency is determinable beyond a reasonable doubt. The purchase agreement requires that installments of the purchase price be determined on each annual anniversary of the transaction's effective date for a period of five years.

               INPHYNET MEDICAL MANAGEMENT INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

The following table sets forth divisional revenue (in thousands):


                                   THREE MONTHS ENDED    SIX MONTHS ENDED
                                        JUNE 30,             JUNE 30,
                                  --------------------  ------------------
                                    1996       1995       1996      1995
                                  ---------  ---------  --------  --------
Hospital Physician Services         $54,983  $52,972    $108,654  $105,251
Capitated Medical Services:
  Managed Care                       19,509   18,502      38,686    33,914
  Correctional Care                  15,974   10,384      31,029    19,799
                                    -------  -------    --------  --------
Total Capitated Medical Services     35,483   28,886      69,715    53,713
                                    -------  -------    --------  --------
Total Revenue                       $90,466  $81,858    $178,369  $158,964
                                    =======  =======    ========  ========

THREE MONTHS ENDED JUNE 30, 1996 COMPARED TO THREE MONTHS ENDED
JUNE 30, 1995

     Total Revenue. Total revenue increased by $8.6 million, or 10.5%, to $90.5 million for the three months ended June 30, 1996 from $81.9 million for the same period in 1995. The increase was primarily due to an increased number of Correctional Care contracts, increased revenues from existing contracts and the acquisition of a primary care practice during the first quarter.

     Hospital Physician Services revenue increased by $2.0 million, or 3.8%, to $55.0 million for the three months ended June 30, 1996 from $53.0 million for the same period in 1995, as a result of new emergency department contracts started during 1995 and 1996, and increased revenue from existing contracts.

     Capitated Medical Services revenue increased by $6.6 million, or 22.8%, to $35.5 million for the three months ended June 30, 1996 from $28.9 million for the same period in 1995. The increase was primarily due to an increased number of Correctional Care contracts and rate increases for existing contracts.

     Total Operating Expenses. Operating expenses increased by $7.5 million, or 9.8%, to $83.9 million for the three months ended June 30, 1996 from $76.4 million for the same period in 1995. The increase was primarily due to an increase in compensation expense and related benefits resulting from an increase in the number of healthcare and administrative personnel associated with new contracts, an increase in contracted medical services due primarily to the increased number of Correctional Care contracts and management restructuring charges of $0.3 million.

     Total Non-Operating Expense. Total non-operating expense increased by $0.4 million to $0.7 million from $0.3 million primarily due to a loss of $0.7 million on the sale of two physician practices. This was offset by reduced interest expense of $0.2 million and an increase in interest income.

     Income before Income Tax Expense. Income before income tax expense increased by $0.8 million, or 15.7%, to $5.9 million for the three months ended June 30, 1996 from $5.1 million for the same period in 1995 due primarily to the factors set forth above.

     Income Tax Expense. Income tax expense increased by $0.4 to $2.3 million from $1.9 million due to the increase in income before income tax expense.

     Net Income. Net income increased by $0.4 million, or 12.5% to $3.6 million for the three months ended June 30, 1996, from $3.2 million for the same period in 1995 due to the factors discussed above.


SIX MONTHS ENDED JUNE 30, 1996 COMPARED TO SIX MONTHS ENDED
JUNE 30, 1995

     Total Revenue. Total revenue increased by $19.4 million, or 12.2%, to $178.4 million for the six months ended June 30, 1996 from $159.0 million for the same period in 1995. The increase was primarily due to an increased number of Correctional Care contracts, increased revenues from existing contracts and the acquisition of a primary care practice during the first quarter.

     Hospital Physician Services revenue increased by $3.4 million, or 3.2%, to $108.7 million for the six months ended June 30, 1996 from $105.3 million for the same period in 1995, as a result of new emergency department contracts started during 1995 and 1996, and increased revenue from existing contracts.

     Capitated Medical Services revenue increased by $16.0 million, or 29.8%, to $69.7 million for the six months ended June 30, 1996 from $53.7 million for the same period in 1995. The increase was primarily due to an increased number of Correctional Care contracts and rate increases for existing contracts.

     Total Operating Expenses. Operating expenses increased by $17.2 million, or 11.6%, to $165.4 million for the six months ended June 30, 1996 from $148.2 million for the same period in 1995. The increase was primarily due to an increase in compensation expense and related benefits resulting from an increase in the number of healthcare and administrative personnel associated with acquisitions and new contracts, an increase in contracted medical services due primarily to the increased number of Correctional Care contracts and management restructuring charges of $0.3 million.

     Total Non-Operating Expense. Total non-operating expense increased by $0.3 million to $1.0 million from $0.7 million primarily due to a loss of $0.7 million on the sale of two physician practices. This was offset by reduced interest expense of $0.2 million and an increase in interest income.

     Income before Income Tax Expense. Income before income tax expense increased by $1.9 million, or 18.8%, to $12.0 million for the six months ended June 30, 1996 from $10.1 million for the same period in 1995 due primarily to the factors set forth above.

     Income Tax Expense. Income tax expense increased by $0.6 to $4.7 million from $4.1 million due to the increase in income before income tax expense.

     Net Income. Net income increased by $1.2 million, or 20.0% to $7.2 million for the six months ended June 30, 1996, from $6.0 million for the same period in 1995 due to the factors discussed above.


LIQUIDITY AND CAPITAL RESOURCES

     SIX MONTHS ENDED JUNE 30, 1996. Net cash provided by operating activities was $3.2 million for the six months ended June 30, 1996, due primarily to increased collections of accounts receivable resulting from the Company's implementation of a new fee-for-service billing system in the first half of 1995. The new billing system, which caused a slowdown in the collection of accounts receivable during the implementation phase, is now running efficiently and has allowed the Company to bill and collect its receivables on a more timely basis.

     Net cash used in investing activities of $3.7 million was primarily the result of expenditures of $3.0 million for a first quarter acquisition, and purchases of capital equipment for $1.9 million offset by repaid advances from affiliated entities of $1.1 million.

     Net cash provided by financing activities of $1.8 million was primarily the result of proceeds of $1.4 million from the issuance of common stock in connection with the Company's stock option plans and borrowings of $10.7 million under the Company's Amended and Restated Revolving Credit and Reimbursement Agreement (the "Credit Facility") with a financial institution, offset by repayments under the Credit Facility of $10.3 million.

     As a result of the factors discussed above, cash increased to $2.7 million at June 30, 1996 from $1.3 million at December 31, 1995.


     SIX MONTHS ENDED JUNE 30, 1995. Net cash provided by operating activities was $0.1 million for the six months ended June 30, 1995, due primarily to an increase in accounts receivable of approximately $8.0 million caused by the Company's implementation of a new fee-for-service billing system in the first half of 1995 and the start up of new Correctional Care contracts, offset by cash generated from operations.

     Net cash used in investing activities of $8.9 million was primarily the result of expenditures of $6.8 million for acquisitions and purchases of capital equipment for $1.5 million.

     Net cash provided by financing activities of $10.9 million was primarily the result of borrowings of $14.2 million under the Credit Facility, offset by the repayment of $2.4 million under the Credit Facility and distributions of $1.1 million of collected accounts receivable not purchased by the Company in a 1993 acquisition. The Company provides collection services, for a fee, to the former stockholders of the acquired company.

     As a result of the factors discussed above, cash increased to $3.5 million at June 30, 1995 from $1.4 million at December 31, 1994.

               INPHYNET MEDICAL MANAGEMENT INC. AND SUBSIDIARIES
                          PART II -- OTHER INFORMATION


ITEM 1:  Legal Proceedings

                 The Company is involved in various legal proceedings incidental to its business, substantially all of which involve claims related to the alleged malpractice of employed and contracted medical professionals and to the failure to render care. In the opinion of the Company's management, no individual item of litigation or group of similar items of litigation, taking into account the insurance coverage available to the Company, is likely to have a material adverse effect on the Company's financial position.

ITEM 2:  Changes in Securities

                 None

ITEM 3:  Defaults Upon Senior Securities

                 None

ITEM 4:  Submission of Matters to a Vote of Security Holders

                 The Company's Annual Shareholders Meeting was held on May 16, 1996. The following three items were voted upon:

                 1) Directors were elected with the Company's shares voted as indicated below:


                                                                                          Delivered
                                                   Voted For      Withheld Authority      Not Voted
                                                   ---------      ------------------      ---------
                        Jere D. Creed              11,211,629           1,988,091           3,000
                        Thomas E. Dewey, Jr.       11,220,729           1,978,991           3,000
                        Marta Prado                13,131,085              68,635           3,000
                        Victor J. Weinstein        11,220,729           1,978,991           3,000

                 2) An amendment to the 1994 Stock Incentive Plan of Inphynet Medical Management Inc. to increase the number of shares of the Company's Common Stock, par value $0.01 per share, available for issuance thereunder by 1,000,000 shares and to provide for a maximum number of shares of Common Stock that can be granted to any individual with respect to options and stock appreciation rights in any one year was ratified, with 10,141,733 shares voted for the ratification of such amendment, 2,500,627 shares voted against, 4,250 abstentions and 555,840 shares delivered not voted.

                 3) The appointment of Ernst & Young LLP as the Company's independent certified public accountants for the year ending December 31, 1996, with 13,196,020 shares voted for the ratification of such appointment, 900 shares voted against, 2,800 abstentions and 3,000 shares delivered not voted.


ITEM 5:  Other Information

               None

               INPHYNET MEDICAL MANAGEMENT INC. AND SUBSIDIARIES
                          PART II -- OTHER INFORMATION



ITEM 6:     Exhibits and Reports on Form 8-K

                    (a)  Exhibits

                    11 - Statement Re: Computation of Per-Share Earnings

                    27   Financial Data Schedule (for SEC use only)

                    (b)  Reports on Form 8-K

                    None

               INPHYNET MEDICAL MANAGEMENT INC. AND SUBSIDIARIES

                                   SIGNATURES





Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                   Inphynet Medical Management Inc.
                                          (registrant)





Date:  August 13, 1996              By:  /s/  Clifford Findeiss, M.D.
                                       ------------------------------------
                                       Clifford Findeiss, M.D.
                                       President, Chief Executive Officer and
                                       Chairman of the Board



Date:  August 13, 1996             By:  /s/  George W. McCleary, Jr.
                                      --------------------------------------
                                      George W. McCleary, Jr.
                                      Executive Vice President,
                                      Chief Financial Officer,
                                      Secretary and Director