Form 10-Q
period 1996-09-30
INPHYNET MEDICAL MANAGEMENT INC
filed 1996-11-13
CIK 925170

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

                     FOR THE PERIOD ENDED SEPTEMBER 30, 1996

                                       or

          ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ____________ to ____________


                                   ----------
                         Commission File Number: 0-24336
                                   ----------






                        INPHYNET MEDICAL MANAGEMENT INC.
                        --------------------------------
             (Exact name of registrant as specified in its charter)

              Delaware                                    65-0501896
              --------                                    ----------
     (State of incorporation)                          (I.R.S. Employer
                                                      Identification No.)

                           1200 South Pine Island Road
                                    Suite 600
                       Fort Lauderdale, Florida 33324-4460
                       -----------------------------------
                     (Address of principal executive office)

                                 (954) 475-1300
                          -------------------------------
                         (Registrant's telephone number)

                                     -------


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

         The number of shares of the registrant's common stock, par value $0.01 per share, outstanding as of November 11, 1996 was 15,801,285.


================================================================================

                INPHYNET MEDICAL MANAGEMENT INC. AND SUBSIDIARIES





                                      INDEX

                                                                                                     Page
                                                                                                     ----
PART I -- FINANCIAL INFORMATION

     Item 1. Financial Statements

             Condensed Consolidated Balance Sheets...............................................     1
             Condensed Consolidated Statements of Income.........................................     2
             Condensed Consolidated Statements of Cash Flows ....................................     3
             Notes to Condensed Consolidated Financial Statements................................     4
     Item 2. Management's Discussion and Analysis of
               Financial Condition and Results of Operations.....................................     6

PART II -- OTHER INFORMATION

     Item 1. Legal Proceedings...................................................................     10

     Item 2. Changes in Securities...............................................................     10

     Item 3. Defaults Upon Senior Securities.....................................................     10

     Item 4. Submission of Matters to a Vote of Security Holders.................................     10

     Item 5. Other Information...................................................................     10

     Item 6. Exhibits and Reports on Form 8-K....................................................     10

SIGNATURES   ....................................................................................     11

EXHIBITS     ....................................................................................     12

                INPHYNET MEDICAL MANAGEMENT INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (AMOUNTS IN THOUSANDS)


                                                                                SEPTEMBER 30,       DECEMBER 31,
                                                                                    1996                1995
                                                                                 ----------         ----------
   ASSETS                                                                       (UNAUDITED)
   Current Assets:
     Cash                                                                        $    5,851         $    1,305

     Accounts receivable, net of allowances of approximately
       $78,000 and $91,000 at September 30, 1996 and
       December 31, 1995, respectively                                               79,470             69,759
     Accounts receivable from affiliates                                                461                559
                                                                                 ----------         ----------
                                                                                     79,931             70,318

     Other current assets                                                            11,500             10,206
                                                                                 ----------         ----------
        Total current assets                                                         97,282             81,829

   Equipment, furniture and leasehold improvements, net                              10,941             11,186

   Other assets:
     Cost in excess of net assets acquired, net                                      36,141             26,111
     Other assets                                                                     2,891              4,090
                                                                                 ----------         ----------
                                                                                     39,032             30,201
                                                                                 ----------         ----------
            Total assets                                                         $  147,255         $  123,216
                                                                                 ==========         ==========


   LIABILITIES AND STOCKHOLDERS' EQUITY
   Current liabilities:
     Accrued compensation and related benefits                                   $   16,940         $   15,096
     Accounts payable and other current liabilities                                  28,982              8,018
     Reserve for self-insured claims                                                  4,168              7,179
                                                                                 ----------         ----------
        Total current liabilities                                                    50,090             30,293

   Long-term debt, net of current portion                                               465              9,617

   Deferred income taxes                                                                544                938

   Stockholders' equity:
     Common stock, par value -- $0.01, 50,000 shares authorized, 15,801 and
       15,690 issued and outstanding at September 30,
       1996 and December 31, 1995, respectively                                         158                157
     Additional paid-in capital                                                      65,886             63,731
     Retained earnings                                                               30,112             18,480
                                                                                 ----------         ----------
            Total stockholders' equity                                               96,156             82,368
                                                                                 ----------         ----------
            Total liabilities and stockholders' equity                           $  147,255         $  123,216
                                                                                 ==========         ==========




     See accompanying notes to Condensed Consolidated Financial Statements.

                INPHYNET MEDICAL MANAGEMENT INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                  (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


                                                          THREE MONTHS ENDED               NINE MONTHS ENDED
                                                               SEPTEMBER 30,                   SEPTEMBER 30,
                                                         --------------------            -----------------------
                                                         1996            1995            1996               1995
                                                         ----            ----            ----               ----

Net revenue                                           $  113,052      $  81,569      $  290,686        $  239,609
Revenue from affiliates                                      288            465           1,023             1,389
                                                      ----------      ---------      ----------        ----------

      Total revenue                                      113,340         82,034         291,709           240,998

Expenses:
   Compensation and related benefits                      60,346         51,561         175,726           154,539
   Contracted medical services                            33,555         13,254          61,078            36,231
   Insurance                                               3,326          2,756           9,116             8,976
   Depreciation                                              761            633           2,225             1,728
   Amortization                                              388            347           1,120               869
   Acquisition and other non-recurring
   expenses (see Note 3)                                      --          2,500 (2)         250 (1)         2,500 (2)
   Other                                                   7,237          7,082          21,507            21,469
                                                      ----------      ---------      ----------        ----------
      Total operating expenses                           105,613         78,133         271,022           226,312
                                                      ----------      ---------      ----------        ----------

      Income from operations                               7,727          3,901          20,687            14,686

Other income (expense):
   Loss on sale of physician practices                        --             --            (682) (1)           --
   Interest expense                                         (245)          (597)           (902)           (1,492)
   Interest income                                           107            140             338               326
   Other                                                      43            (14)            158               (34)
                                                      ----------      ---------      ----------        ----------
     Total other income (expense)                            (95)          (471)         (1,088)           (1,200)

Income before income tax expense                           7,632          3,430          19,599            13,486
Income tax expense                                         3,015          2,222           7,742             6,286
                                                      ----------      ---------      ----------        ----------
   Net income                                         $    4,617      $   1,208      $   11,857        $    7,200
                                                      ==========      =========      ==========        ==========

Net income per share                                  $     0.29      $    0.08 (2)  $     0.74 (1)    $     0.48 (2)
                                                      ==========      =========      ==========        ==========

Weighted average shares outstanding                       15,966         15,026          16,027            14,908
                                                      ==========      =========      ==========        ==========


(1) One time charges consisting of loss on sale of physician practices of $682,000 and certain management restructuring charges of $250,000 were recorded during the three months ended June 30, 1996, which represents $0.04 per share. Excluding these amounts, net income per share for the nine months ended September 30, 1996 was $0.78.

(2) One time charges consisting of acquisition expenses of $1,700,000 and certain management restructuring charges of $800,000 were recorded during the three months ended September 30, 1995, which represents $0.16 per share. Excluding these amounts, net income per share for the three and nine months ended September 30, 1995 was $0.24 and $0.64, respectively.


     See accompanying notes to Condensed Consolidated Financial Statements.

                INPHYNET MEDICAL MANAGEMENT INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)
                                   (UNAUDITED)


                                                                                   NINE MONTHS ENDED
                                                                                      SEPTEMBER 30,
                                                                               ----------------------
                                                                               1996              1995
                                                                               ----              ----

Net cash provided by operating activities                                   $  17,558         $     952

Cash flows from investing activities:
  Acquisitions, net of cash acquired                                           (3,054)           (6,899)
  Purchases of equipment                                                       (3,064)           (2,252)
  Net cash collections from (advances to) affiliates                              622              (619)
  Other investing activities                                                      186              (302)
                                                                            ---------         ---------

Net cash used in investing activities                                          (5,310)          (10,072)

Cash flows from financing activities:
  Proceeds from borrowings of long-term debt                                   10,700            22,173
  Principal payments on long-term debt                                        (19,855)           (6,432)
  Distributions of accounts receivable
    not purchased in a prior acquisition                                           --            (1,050)
  Proceeds from exercise of stock options                                       1,453               692
  Other                                                                            --               (69)
                                                                            ---------         ---------

Net cash (used in) provided by financing activities                            (7,702)           15,314
                                                                            ---------         ---------

Net increase in cash                                                            4,546             6,194

Cash at beginning of period                                                     1,305             1,422
                                                                            ---------         ---------

Cash at end of period                                                       $   5,851         $   7,616
                                                                            =========         =========




     See accompanying notes to Condensed Consolidated Financial Statements.

                INPHYNET MEDICAL MANAGEMENT INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1996
                                   (UNAUDITED)


1.   BASIS OF PRESENTATION

     The accompanying condensed consolidated financial statements (the "Financial Statements") of Inphynet Medical Management Inc. and Subsidiaries (the "Company") are unaudited, and in the opinion of management, include all significant normal and recurring adjustments which are necessary for a fair presentation in accordance with generally accepted accounting principles. Accordingly, the Financial Statements should be read in conjunction with the more complete disclosures contained in the Company's audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995. The results of operations for the interim periods presented are not necessarily indicative of the results of operations for the full year. Certain amounts in the prior year's Financial Statements have been reclassified to conform the current year's presentation.


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

3.   ACQUISITIONS

     Effective July 1, 1996, the Company entered into a contract with PCA Health Plans of Florida, Inc. (PCA), to provide and arrange for, under various prepaid health services plans, certain covered services to be provided to certain persons who are enrolled as members in a PCA Health Plan in Florida. As part of this contract, the Company acquired certain physician provider contracts from PCA.

     Pursuant to the contract, the Company will receive compensation in the form of monthly capitation payments from PCA and will assume the risk associated with the management of physician provider medical costs. To secure its obligation under the agreement, the Company is required to provide PCA a letter of credit
(LOC) for an amount which is initially equal to approximately two months of capitation payments. As of September 30, 1996, the amount outstanding under the LOC was approximately $13.0 million.

     Effective July 1, 1996, in a transaction accounted for as a purchase, the Company acquired certain assets and contracts of NHS National Health Services, Inc. (NHS) for a purchase price contingent upon the assets' operating performance over a five year period following closing. In accordance with APB 16, "Business Combinations," the recognition of costs in excess of net assets acquired will occur when the contingency is determinable. The purchase agreement requires that installments of the purchase price be determined following each annual anniversary of the transaction's effective date for a period of five years.

                INPHYNET MEDICAL MANAGEMENT INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1996
                                   (UNAUDITED)

3.   ACQUISITIONS (CONTINUED)

     Effective July 1, 1995 and September 1, 1995, respectively, the Company acquired MetroAmerican Radiology, Inc. and an affiliated entity
("MetroAmerican") and Radiology Associates of Hollywood, Inc. and affiliated entities ("Radiology Associates") in stock transactions accounted for using the pooling of interests method.

     In connection with the acquisition of MetroAmerican, the Company exchanged approximately 473,000 shares of its common stock for all of the outstanding shares of MetroAmerican. As a result of this transaction, the Company acquired contracts to provide radiology services on a fee-for-service basis at various hospitals and clinics located in nine states. The expenses associated with the transactions were approximately $0.5 million.

     Prior to July 1, 1995, MetroAmerican was taxed as an S Corporation and, accordingly, was not subject to corporate income taxes. Concurrent with the acquisition of MetroAmerican, MetroAmerican converted to C Corporation status with respect to federal and state income taxes. Accordingly, the Company recorded a charge to income tax expense of approximately $0.9 million to reflect the cumulative effect of adopting Financial Accounting Standards Board Statement No. 109, "Accounting for Income Taxes" ("FASB 109").

     In connection with the acquisition of Radiology Associates, the Company exchanged 1,625,000 shares of its common stock for all of the outstanding shares of Radiology Associates. Radiology Associates provides radiology and management services to various hospitals, outpatient centers, radiology oncology centers and a regional teleradiology reading facility. Expenses associated with the transaction were approximately $1.2 million.

                INPHYNET MEDICAL MANAGEMENT INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



INTRODUCTION

     The Company commenced operations in 1974 to provide physician practice management services to hospital emergency departments. Since that time, the Company has expanded its business to include (i) the Hospital Physician Services division, through which it delivers emergency medicine and other hospital-based physician services, and (ii) the Capitated Medical Services division, through which it manages the delivery of comprehensive medical services under contracts with HMOs and correctional institutions and the delivery of fee-for-service medical services through primary care practices and home health agencies.

     The Company's contracts with its hospital physician services clients typically provide for payments on either a fee-for-service basis, whereby the Company bills patients or third-party payors directly for medical services, or a flat-fee basis, whereby the Company is paid a fixed amount by the hospital based on the number of hours of medical staffing provided or the number of patients treated. Fee-for-service contracts may, in certain instances, involve the payment of a subsidy to the Company by the client. Under capitated medical services contracts, the Company receives a fixed monthly fee from third-party payors for each covered life in exchange for assuming responsibility for the provision for medical services. Fee-for-service contracts, which usually require the Company to assume the financial risks relating to patient volume, payor mix and reimbursement rates, have longer collection periods than flat-fee and capitated fee contracts and require the Company to bear the credit risk of collecting from uninsured individuals.

     The Company's growth has historically resulted from increases in the number of patient visits and fees for services provided under existing contracts, the award of new contracts, and acquisitions. During the first three quarters of 1996, the Company acquired a primary care practice, certain contracts and other assets of NHS and contracts to provide subcapitated services to certain PCA enrollees.

     The following discussion provides an assessment of the Company's results of operations and liquidity and capital resources and should be read in conjunction with the Financial Statements included elsewhere in this document.

RESULTS OF OPERATIONS

The following table sets forth net revenue for the periods indicated (in millions):

                                                    THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                       SEPTEMBER 30,                       SEPTEMBER 30,
                                            -------------------------------    ----------------------------------
                                                         PERCENT                             PERCENT
                                               1996     INCREASE      1995         1996      INCREASE      1995
                                               ----     --------      ----         ----      --------      ----

Hospital Physician Services Division         $    54.3     2.8%    $    52.8    $   163.0      3.2%     $   158.0
Capitated Medical Services Division:
  Managed Care                                    35.8    98.9%         18.0         74.5     43.3%          52.0
  Correctional Care                               23.2   107.1%         11.2         54.2     74.8%          31.0
                                             ---------             ---------    ---------               ---------

Total Capitated Medical Services Division         59.0   102.1%         29.2        128.7     55.1%          83.0
                                             ---------             ---------    ---------               ---------

Total revenue                                $   113.3    38.2%    $    82.0    $   291.7     21.0%     $   241.0
                                             =========             =========    =========               =========



THREE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1995

     Total revenue. Total revenue increased by $31.3 million, or 38.2%, to $113.3 million for the three months ended September 30, 1996 from $82.0 million for the same period in 1995. The increase was primarily due to the PCA and NHS acquisitions, new contract awards and increased revenues from existing contracts.

     Hospital Physician Services Division revenue increased by $1.5 million, or 2.8%, to $54.3 million for the three months ended September 30, 1996 from $52.8 million for the same period in 1995, primarily as a result of increased revenue from existing contracts.

     Capitated Medical Services Division revenue increased by $29.8 million, or 102.1%, to $59.0 million for the three months ended September 30, 1996 from $29.2 million for the same period in 1995. The increase was primarily due to the PCA and NHS acquisitions, a new correctional care contract and rate increases related to existing contracts.

     Total operating expenses. Total operating expenses increased by $27.5 million, or 35.2%, to $105.6 million for the three months ended September 30, 1996 from $78.1 million for the same period in 1995. The increase was primarily due to an increase in compensation expense and related benefits of $8.8 million resulting from an increase in the number of healthcare and administrative personnel associated with the NHS acquisition, new contracts awarded, and an increase in contracted medical services of $20.3 million due primarily to the PCA and NHS acquisitions and the new correctional care contract awarded to the Company. The increase in operating expenses was offset by non-recurring costs incurred in the prior year (see Note 3) in connection with the 1995 acquisitions of MetroAmerican and Radiology Associates of approximately $1.7 million and management restructuring costs of approximately $0.8 million.

     Income before income tax expense. Income before income tax expense increased by $4.2 million, or 123.5%, to $7.6 million for the three months ended September 30, 1996 from $3.4 million for the same period in 1995 due primarily to the factors set forth above.

     Income tax expense. Income tax expense increased by $0.8 million, or 36.4%, to $3.0 million for the three months ended September 30, 1996 versus $2.2 million for the same period in 1995. The increase was due to the increase in income before income tax expense. The increase was partially offset by a 1995 tax charge of approximately $0.9 million incurred in the third quarter of 1995 from the conversion of one of the Company's subsidiaries from an S Corporation to a C Corporation upon its acquisition.

     Net income. Net income increased by $3.4 million, or 283.3%, to $4.6 million for the three months ended September 30, 1996, from $1.2 million for the same period in 1995 due to the factors discussed above.

NINE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1995

     Total revenue. Total revenue increased by $50.7 million, or 21.0%, to $291.7 million for the nine months ended September 30, 1996 from $241.0 million for the same period in 1995. The increase was primarily due to the PCA and NHS acquisitions, new contract awards and increased revenues from existing contracts.

     Hospital Physician Services Division revenue increased by $5.0 million, or 3.2%, to $163.0 million for the nine months ended September 30, 1996 from $158.0 million for the same period in 1995, primarily as a result of increased revenue from existing contracts.

     Capitated Medical Services Division revenue increased by $45.7 million, or 55.1%, to $128.7 million for the nine months ended September 30, 1996 from $83.0 million for the same period in 1995. The increase was primarily due to the PCA and NHS acquisitions, new correctional care contracts awarded and rate increases related to existing contracts.

     Total operating expenses. Total operating expenses increased by $44.7 million, or 19.8%, to $271.0 million for the nine months ended September 30, 1996 from $226.3 million for the same period in 1995. The increase was primarily due to an increase in compensation expense and related benefits of $21.2 million resulting from an increase in the number of healthcare and administrative personnel associated with the NHS acquisition, new contracts awarded, and an increase in contracted medical services of $24.8 million due primarily to the PCA and NHS acquisitions, and new correctional care contracts awarded to the Company. The increase in operating expenses was offset by non-recurring costs incurred in the prior year (see Note 3) in connection with the 1995 acquisitions of MetroAmerican and Radiology Associates of approximately $1.7 million and management restructuring costs of approximately $0.8 million.

     Income before income tax expense. Income before income tax expense increased by $6.1 million, or 45.2%, to $19.6 million for the nine months ended September 30, 1996 from $13.5 million for the same period in 1995 due primarily to the factors set forth above.

     Income tax expense. Income tax expense increased by $1.4 million, or 22.2%, to $7.7 million for the nine months ended September 30, 1996 versus $6.3 million for the same period in 1995. The increase was due to the increase in income before income tax expense. The increase was partially offset by a 1995 tax charge of approximately $0.9 million from the conversion of one of the Company's subsidiaries from a S Corporation to a C Corporation upon its acquisition.

     Net income. Net income increased by $4.7 million, or 65.3%, to $11.9 million for the nine months ended September 30, 1996, from $7.2 million for the same period in 1995 due to the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

     Nine Months Ended September 30, 1996. Net cash provided by operating activities was $17.6 million for the nine months ended September 30, 1996, due primarily to cash generated from operations, an increase of $9.7 million in accounts receivable due to the NHS acquisition and the startup of new corrections contracts, and an increase in accounts payable of $13.3 million due to an increase in outstanding contracted medical services associated with the PCA and NHS acquisitions.

     Net cash used in investing activities of $5.3 million was primarily the result of expenditures of $3.1 million for acquisitions and purchases of capital equipment for $3.1 million.

     Net cash used in financing activities of $7.7 million was primarily the result of borrowings of $10.7 million under the Company's Credit Facility and $1.5 million received from the exercise of stock options, offset by principal payments under the Credit Facility of $19.9 million.

     As a result of the factors discussed above, cash increased to $5.9 million at September 30, 1996 from $1.3 million at December 31, 1995.

     Nine Months Ended September 30, 1995. Net cash provided by operating activities was $1.0 million for the nine months ended September 30, 1995, due primarily to cash generated from operations offset by non-recurring payments of $1.7 million for acquisition expenses related to the acquisitions of MetroAmerican and Radiology Associates, an increase in accounts receivable of approximately $8.2 million partially caused by the Company's implementation of a new fee-for-service billing system in the first half of 1995 and, new correctional care, Department of Defense and hospital services contracts awarded to the Company.

     Net cash used in investing activities of $10.1 million was primarily the result of expenditures of $6.9 million for acquisitions, and purchases of capital equipment for $2.3 million.

     Net cash provided by financing activities of $15.3 million was primarily the result of borrowings of $22.2 million under the Company's Credit Facility, offset by principal payments under the Credit Facility of $6.4 million and distributions of $1.1 million of collected accounts receivable not purchased by the Company in a 1993 acquisition. The Company provided collection services for a fee to the former shareholders of said acquisition.

     As a result of the factors discussed above, cash increased to $7.6 million at September 30, 1995 from $1.5 million at December 31, 1994.

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

                          None

ITEM 5:  Other Information

                          None

ITEM 6:  Exhibits and Reports on Form 8-K

                          (a)  Exhibits

                          11 - Statement Re: Computation of Per-Share Earnings

                          27 - Financial Data Schedule (for SEC use only)

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



                        Inphynet Medical Management Inc.
                                  (registrant)



Date:    November 13, 1996            By:     /s/   J. Clifford Findeiss, M.D.
                                              --------------------------------
                                                    J. Clifford Findeiss, M.D.
                                                    President, Chief Executive Officer and
                                                     Chairman of the Board



Date:    November 13, 1996            By:     /s/   George W. McCleary, Jr.
                                              -----------------------------
                                                    George W. McCleary, Jr.
                                                    Executive Vice President, Chief
                                                     Financial Officer, Secretary
                                                     and Director
