Form 10-K
period 1996-12-31
INPHYNET MEDICAL MANAGEMENT INC
filed 1997-03-31
CIK 925170

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                               Washington, DC 20549
                                    FORM 10-K

(Mark one)

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                      FOR THE YEAR ENDED DECEMBER 31, 1996

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

              For the transition period from _________ to ________

                         Commission file number: 0-24336

                        INPHYNET MEDICAL MANAGEMENT INC.
                        --------------------------------
             (Exact name of registrant as specified in its charter)

           DELAWARE                                             65-0501896
           --------                                             ----------
(State or other jurisdiction                               (I.R.S. Emmployer
of incorporation or organization)                          Identification No.)

1200 SOUTH PINE ISLAND ROAD, SUITE 600, FORT LAUDERDALE, FLORIDA     33324-4460
----------------------------------------------------------------     ----------
       (Address of principal executive offices)                     (Zip Code)

       Registrant's telephone number, including area code: (954) 475-1300

        Securities registered pursuant to Section 12(b) of the Act: None

     Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.01 par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                Yes [X]   No [  ]

Indicate by check mark if the disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K.
                                                             [  ]

The aggregate market value of the voting stock held by non-affiliates of the Registrant at March 24, 1997 was $380,393,735. The aggregate market value was computed by reference to the closing price as of that date. (For purposes of calculating this amount only, all directors, executive officers and greater than 10% shareholders of the Registrant are treated as affiliates.)

The number of shares outstanding of the Registrant's common stock as of March 24, 1997, was 16,365,293.



================================================================================

                                TABLE OF CONTENTS

                                                                                                     Page
                                                                                                     ----
PART I

Item 1.      Business..............................................................................   1

Item 2.      Properties............................................................................   9

Item 3.      Legal Proceedings.....................................................................   9

Item 4.      Submission of Matters to a Vote of Securities Holders ................................   9


PART II

Item 5.      Market for Registrant's Common Equity and Related Stockholder Matters.................  10

Item 6.      Selected Consolidated Financial Data..................................................  11

Item 7.      Management's Discussion and Analysis of Financial Condition and
                Results of Operations..............................................................  12

Item 8.      Consolidated Financial Statements and Supplementary Data..............................  17

Item 9.      Changes in and Disagreements With Accountants on Accounting and
                Financial Disclosures..............................................................  17

PART III

Item 10.     Directors and Executive Officers of the Registrant....................................  41

Item 11.     Executive Compensation................................................................  43

Item 12.     Security Ownership of Certain Beneficial Owners and Management........................  46

Item 13.     Certain Relationships and Related Transactions........................................  46


                                  PART I

ITEM 1.  BUSINESS

         InPhyNet Medical Management Inc. ("InPhyNet" or the "Company") is one of the largest physician management organizations in the United States and has over 22 years of experience in managing physicians for a variety of clients, including hospitals, health maintenance organizations ("HMOs") and governmental entities. The Company manages approximately 1,900 physicians and 3,300 other clinical and administrative personnel. At December 31, 1996, the Company had 131 contracts with hospitals and governmental entities in 21 states and was responsible for the comprehensive health care needs of approximately 117,000 individuals through capitated fee contracts in 14 states with third-party and governmental payors. During 1996, the Company delivered services for approximately 2.7 million patient visits. The Company's total revenue has grown from $196.5 million in 1992 to $408.5 million in 1996.

         The Company's business consists primarily of managing physicians and other medical personnel for its two divisions: (i) Hospital Physician Services, through which the Company delivers emergency medicine, radiology, primary care and other hospital-based physician services under contracts primarily with hospitals; and (ii) Capitated Medical Services, through which the Company manages the delivery of comprehensive medical services under contracts primarily with HMOs and various state and local correctional institutions and the delivery of fee-for-service medical services through primary care practices and home health agencies. Hospital Physician Services and Capitated Medical Services accounted for 53% and 47%, respectively, of the Company's total revenue in 1996.

INDUSTRY BACKGROUND

         Health care in the United States traditionally has been delivered through a fragmented system of health care providers, including individual or small groups of primary care physicians and specialists. According to the American Medical Association ("AMA"), there are approximately 565,000 practicing physicians in the United States. A 1993 AMA study estimates that there are over 86,000 physicians practicing in 3,600 multi-specialty group practices (three or more physicians) and over 82,000 physicians practicing in 12,700 single specialty group practices in the United States. The majority of the existing medical groups are small, consisting of 15 physicians or less with 45% having under five physicians.

         The role of the primary care physician is changing dramatically. While these physicians continue to control the direct delivery of patient care, the practice environment has shifted due to increasing cost consciousness, trends toward managed care and growing demand for primary care. Historically, the lack of coordination in medical care has contributed to over-utilization of health care services, increasing health care costs at rates significantly higher than inflation. In response, third-party payors have been implementing measures to contain costs and improve the availability of medical services. These measures, which include limits on the utilization of specialized health care services and alternative methods of reimbursement, have shifted the health care industry toward models of managed care. In these models, the primary care physician and physician management organization are playing increasingly important roles.

         Growth opportunities for physician management organizations have increased as a result of increased outsourcing by health care institutions, including hospitals, HMOs and governmental entities. This outsourcing has increased as a result of concerns over the accelerating costs of health care and the burdens associated with providing medical care. These burdens include significant reimbursement pressures, greater administrative burdens and a more competitive landscape. Physician management organizations, such as the Company, have expertise in recruiting, scheduling, retaining and managing qualified physicians, billing and collecting for their services, recordkeeping, risk management, quality assurance and controlling medical malpractice and other costs. Hospitals, HMOs and governmental entities, as well as other third-party payors and intermediaries, increasingly are turning to these outside providers of physician services to provide cost-effective care. Although this trend to outsource has been most apparent in hospital emergency departments, the principles of physician practice management are increasingly being applied to other hospital-based physician services, such as radiology, anesthesiology and pediatrics, as well as to primary group practices.

         In response to the changing practice environment, physicians are consolidating their practices to increase negotiating leverage and reduce escalating administrative costs. This trend has led many physicians to affiliate themselves with organizations such as the Company that provide access to the capital required to implement information systems and technologies, which often improve the quality of care and reduce costs. Such organizations also have practice management expertise as well as the cost accounting and quality assurance systems necessary to enter into sophisticated risk-sharing contracts with payors. In addition, larger organizations frequently have ties with other providers and have an ability to offer a variety of medical services that smaller organizations do not have.

COMPANY STRATEGY

         The Company's strategy is to develop its business by addressing significant changes in the role and practice patterns of the physician in the health care services industry. Elements of this strategy include:

         EXPAND PRESENCE IN CAPITATED MEDICAL SERVICES. The Company has extensive experience in providing managed care services under contracts with HMOs, and comprehensive medical services on a capitated basis to state and local correctional institutions. In addition, the Company has over twelve years of experience in managing medical care delivery networks, which combine capitated primary care clinics with affiliated hospitals and subcapitation of independent specialty groups to provide integrated care on a 24-hour basis. The Company capitalizes on its experience to expand services provided to existing clients, obtain new managed care contracts and contracts with correctional institutions and build and acquire physician practices in targeted geographic markets.

         ENHANCE LEADING FRANCHISE IN HOSPITAL PHYSICIAN SERVICES. The Company is one of the nation's largest providers of emergency department services. With the 1995 acquisitions of MetroAmerican Radiology, Inc. ("MetroAmerican") and Radiology Associates of Hollywood, Inc. ("Radiology Associates"), the Company believes it has become a leading provider of radiology practice management services. The Company's existing base of hospital contracts provides opportunities for internal growth through the cross-selling of services to other departments. The Company continues to expand its hospital-based services into other departments such as pediatrics, intensive care, anesthesiology, neonatology and internal medicine. The Company obtains new hospital clients both by contracting with hospitals that previously managed their own departments and by replacing existing practice management companies.

         ACQUIRE, INTEGRATE AND MANAGE PHYSICIAN PRACTICES. The Company develops new markets and expands in its existing markets through acquisitions of physician practices. The Company increases revenue in acquired practices by implementing programs that improve documentation of care delivered, centralize negotiation of third-party payor contracts, increase the scope of services offered and, in primary care practices, accelerate the transition of patients from traditional fee-for-service plans to capitated managed care programs. The Company has developed a strong physician culture, including highly capable physician managers with the ability to more efficiently manage their practices. The Company believes that these factors give it a competitive advantage over hospitals and HMOs in acquiring, recruiting and managing physician practices.

OPERATING DIVISIONS

CAPITATED MEDICAL SERVICES

         Capitated Medical Services includes the Company's Managed Care and Corrections operations. Revenue for Capitated Medical Services division was approximately $191.7 million, $114.7 million and $93.4 million for the years ended December 31, 1996, 1995 and 1994, respectively.

         MANAGED CARE. The Company sub-contracts with HMOs to manage the delivery of comprehensive medical services to their enrollees. At December 31, 1996, the Company managed the delivery of such services to approximately 76,000 HMO enrollees and to fee-for-service patients at its 14 clinics in South Florida and through its agreements with Physician Corporation of America and Kaiser Permanente (See Item 1. "Recent Developments"). The Company either employs primary care physicians or contracts for primary care physician services for HMO enrollees and typically provides for other services with hospitals and medical specialists on a sub-capitated or discounted fee-for-service basis. Because the Company is at risk for the cost of providing comprehensive health care services to its assigned enrollees, it carefully manages utilization of hospital and medical specialist services.

         The Company believes that it will have significant opportunities to expand its managed care business primarily as a result of two factors. First, practice management organizations are better qualified than most third-party payors to recruit, manage and retain physicians and deliver services on a high quality, cost-effective basis. Second, the Company believes that the HMO segment of the managed care industry offers one of the best long-term solutions to controlling health care costs because of the independence and flexibility it offers primary care physicians.

         Under the Company's HMO contracts, the Company receives a fixed, prepaid monthly fee for each covered life in exchange for assuming responsibility for the provision of medical services, subject to certain limitations. To the extent that enrollees require more frequent or extensive care than was anticipated by the Company, the revenue to the Company under a contract may be insufficient to cover the costs of the care provided.

         CORRECTIONAL CARE. The Company provides comprehensive medical services, including mental health and dental services, to inmates in various state and local correctional institutions. The Company provides primary care physician services directly and typically subcontracts other services with hospitals and medical specialists on either a capitated or discounted fee-for-service basis. At December 31, 1996, the Company had contracts with 40 correctional institutions and managed the health care services provided to approximately 41,000 inmates at 60 sites. During 1996, the Company acquired substantially all the assets of NHS National Health Services, Inc. (NHS) including 6 contracts at 13 sites, and was awarded 6 new contracts with correctional institutions covering 14 sites.

         Four factors have created growth opportunities for the Company in correctional care. First, correctional institutions throughout the country are increasingly contracting with private companies to manage the provision of medical services to inmates to control health care costs. Second, difficulties in recruiting and managing physicians and related support staffs have compelled governmental agencies to contract with physician management organizations to deliver on-site health care services to inmates. Third, the outsourcing of such health care services allows governmental agencies to shift the financial risk associated with the delivery of medical services to inmates to private physician management organizations, which have greater experience in managing such risks. Fourth, physician management companies have experience in meeting federal and state mandated healthcare requirements. Moreover, the Company has established itself as a physician management organization that can satisfy the various criteria that serve as barriers to entry in this field. These criteria include requirements that physician management organizations have a minimum of five years experience in the corrections environment, current references in correctional care, the posting of performance bonds or letters of credit in order to secure the Company's performance and prior success in obtaining National Commission of Correctional Health Care accreditation for correctional institutions.

         Under correctional care contracts, the Company is paid monthly on the basis of each correctional institution's average daily inmate population. Typically, the Company is also entitled to additional reimbursement for any health care related expenditures incurred above a certain dollar amount of outside medical expenses per inmate per year, as well as reimbursement for the cost of treating inmates in connection with certain extraordinary events.

HOSPITAL PHYSICIAN SERVICES

         Hospital Physician Services includes emergency physician and other contract staffing services and certain related business services. Revenue for the Hospital Physician Services division was approximately $216.8 million, $210.7 million, and $177.0 million for the years ended December 31, 1996, 1995 and 1994, respectively.

         EMERGENCY PHYSICIAN AND OTHER CONTRACT STAFFING. The Company contracts with hospitals throughout the United States to provide physicians and other medical personnel. The Company provides staffing primarily to emergency and radiology departments, as well as pediatrics, anesthesiology, intensive care, neonatology and internal medicine departments. In most cases, the Company is contractually required to provide physician staffing coverage at a hospital facility on a 24-hour basis, 365 days a year. At December 31, 1996, the Company provided management and physician services under 131 contracts with hospitals and governmental entities in 21 states.

         Hospitals turn to organizations such as the Company because the outsourcing of physician management services relieves hospital administrators of the burden of providing physician coverage. The Company is better qualified than most hospitals to recruit, manage and retain physicians, bill and collect for medical professional services, deliver services on a cost-effective basis and control medical malpractice costs. As a result, the Company believes that it offers hospitals an attractive alternative for meeting the medical staffing needs of hospitals' emergency, radiology and other departments, while maintaining a consistently high level of quality care. Demand for emergency care has increased as patients who do not have access to a primary care physician turn to emergency rooms for primary care services as well as for urgent medical problems. According to the American Hospital Association, the total number of emergency department visits in 1993 was approximately 97 million, in comparison to less than 80 million visits in 1984.

         Under its Hospital Physician Services contracts, the Company generally assumes the risk for physician staffing to meet the medical needs of the hospitals' patients. The Company is paid for its services on either a fee-for-service or flat-fee basis. As of December 31, 1996, approximately 72% of Hospital Physician Services' revenue was derived from fee-for-service contracts. Under its fee-for-service agreements, the Company directly bills and collects the fee component of the charges for medical services rendered by the Company's health care professionals. The Company accepts and assumes the financial risks relating to patient volume and payor mix and delays related to reimbursement through government sponsored programs or third-party payors. Under certain contracts, the Company bills hospital patients directly for the medical services rendered by its health care professionals and also receives a contractual subsidy from the hospital to supplement revenue from direct billing. Under its flat-fee contracts, the Company is paid a fixed amount for providing the required medical staffing services.

         The Company has expanded its scope of hospital-based management services to include radiology services. In July 1995, the Company acquired MetroAmerican, a hospital-based radiology practice management business headquartered in the Raleigh-Durham area of North Carolina, with fee-for-service contracts at hospitals and clinics located in nine states. In September 1995, the Company acquired Radiology Associates, located in Hollywood, Florida, which provides radiology and management services to hospitals, outpatient centers, radiation oncology centers and a regional teleradiology reading facility (see "Recent Developments").

         DEPARTMENT OF DEFENSE AND OTHER SERVICES. The Company provides physicians, nurse and clerical support services for active duty and retired military personnel and their dependents in emergency departments, ambulatory care centers and primary care clinics operated by the Department of Defense. Under Department of Defense contracts, the Company is generally paid a fixed amount, per patient visit or per hour of service, without regard to the scope of professional services provided. Under per patient fixed fee arrangements, the Company assumes the risk if patient volume is below expectations. At December 31, 1996, the Company's military medical services were provided under 9 contracts with the Department of Defense.

         The Company also offers medical record transcription services and provides professional billing and collection services to physician practice groups. In addition, the Company provides physicians on a temporary, or locum tenens, basis to various clients.

RECENT DEVELOPMENTS

         On January 21, 1997, the Company and MedPartners, Inc. announced they have agreed to merge the two companies in a pooling of interests. MedPartners, Inc. is the largest physician practice management company in the nation and operates the country's largest independent prescription benefits management service. The Company expects that the merger will take place although there can be no assurance that the transaction will be consummated.

         On September 5, 1996, the Company entered into a five-year agreement (the "PCA Agreement"), with an option for an additional five years, with Physician Corporation of America ("PCA"). Under the agreement, InPhyNet will manage independent primary care physicians in South Florida and the Tampa Bay region. At December 31, 1996, physicians provided primary care services to approximately 50,500 covered lives: 24,500 in South Florida and 26,000 in the Tampa Bay area. PCA provides comprehensive health care service through its Health Maintenance Organizations, Life and Property and Casualty Insurance Carriers and Worker's compensation administrators located throughout the southeastern United States and the Caribbean.

         On September 21, 1995, the Company entered into an exclusive agreement with Kaiser Permanente (Kaiser) in Ohio to develop and operate a primary care and specialty physician network on a capitated basis in Summit and Stark counties of Northeast Ohio. Kaiser provides comprehensive healthcare services to approximately 190,000 Northeast Ohio residents. Kaiser Permanente's 12 regions provide care for more than 6.5 million people in 16 states and the District of Columbia.

THE COMPANY'S RECENT ACQUISITIONS ARE AS FOLLOWS:

                                                                                                REVENUE IN
                                                                                                   LAST
                                                                                                 FULL YEAR
                                                                                 NUMBER          PRIOR TO
    DATE OF ACQUISITION              COMPANY                 BUSINESS           OF SITES        ACQUISITION
    -------------------              -------                 --------           --------        -----------
                                                                                               (IN MILLIONS)
    January 1997              Emergency Management      Physician Staffing          3              $  5.1
                                Specialists, Inc.

    July 1996                  NHS National Health      Physician Staffing         13              $ 20.5
                                 Services, Inc.

    January 1996                 Sachs, Morris &           Primary Care             2              $  1.8
                                  Sklaver, Inc.              Practices

    September 1995           Radiology Associates of    Physician Staffing         16              $ 16.9
                                 Hollywood, Inc.

    July 1995               MetroAmerican Radiology,    Physician Staffing         21              $ 13.1
                                      Inc.

    February-April 1995              Various             Five Primary Care          8              $ 20.8
                                                             Practices

         Effective January 15, 1997, the Company acquired Emergency Management Specialists, Inc. As a result of the transaction, the Company acquired contracts to provide physician staffing, management and consulting services to various hospitals and clinics. The transaction was accounted for as a pooling of interests.

         Effective July 2, 1996, the Company acquired certain of the assets of NHS. As a result of this transaction, the Company acquired contracts to provide medical care to inmates in correctional institutions. The transaction was accounted for as a purchase.

         Effective January 16, 1996, the Company acquired Sachs, Morris & Sklaver, Inc. ("SMS"). As a result of this transaction, the Company added two medical centers to its base of primary care practices. The transaction was accounted for as a purchase.

         Effective September 1, 1995, the Company acquired Radiology Associates. Radiology Associates, provides radiology and management services to hospitals, outpatient centers, radiation oncology centers and a regional teleradiology reading facility. The transaction was accounted for as a pooling of interests.

         Effective July 1, 1995, the Company acquired MetroAmerican. As a result of this transactions, the Company acquired contracts to provide radiology services on a fee-for-service basis at hospitals and clinics located in nine states. The transaction was accounted for as a pooling of interests.

         As a result of the acquisitions of Radiology Associates and MetroAmerican (the "Poolings"), combined with the Company's existing operations, the Company believes it has become a leading provider of radiology practice management services in the United States with approximately 100 radiologists operating in nine states.

         During 1995, the Company acquired five primary care physician practices (the "Primary Care Practices"), operating at eight sites. All of such acquisitions have been accounted for as purchases.

CORPORATE OPERATIONS

         PHYSICIAN RECRUITING. The Company maintains an extensive proprietary database of physician information which enables it to identify and select qualified candidates for practice opportunities as staffing needs arise. Candidates are recruited, interviewed and screened by the Company's physicians. Subsequently, the candidates are assigned to a health care facility, where their credentials are generally reviewed and verified a second time.

         Contracts with physicians generally have a one-year term and automatically renew, subject to cancellation by either party for any reason and at any time with 90 or 180 days' notice. In general, physician contracts are not tied to a specific location and contain two-year noncompete provisions.

         UTILIZATION MANAGEMENT. The Company has developed and implemented a utilization management system that has successfully reduced both inpatient days and referrals to medical specialists. This program is coordinated and maintained by a management information system that collects data derived from patient outcomes, physician case management decisions and practice patterns. The Company uses this information to provide feedback to physicians in order to increase their productivity and improve the quality of medical care provided.

         RISK MANAGEMENT. The Company has professional liability exposure with respect to potential negligent acts of its medical professional employees and contractors. As part of its efforts to reduce such exposure, the Company manages and monitors the quality and performance of its physicians. Additionally, the Company maintains a proactive claims management program that employs a dedicated group of physicians and attorneys who are responsible for handling claims made against the Company and its agents. A combination of the efficient claims management program, historical claims experience, shifting business mix from hospital based emergency medicine to capitated medical services and increased professional liability insurance buying power (due to the Company's growth) have enabled the Company to decrease in the Company's cost of malpractice insurance as a percentage of net revenue from 2.3% in 1992 to 1.6% in 1996.

         BILLING AND COLLECTION OPERATIONS. The Company maintains its own billing and collections operations, in Fort Lauderdale, Florida, and Akron, Ohio, that were responsible for invoicing approximately 2.8 million patient visits during 1996. To improve patient care documentation and billing efficiency, the Company has implemented, where it is commercially feasible, proprietary voice-activated dictation systems in emergency departments to enhance the speed and accuracy of the Company's process for filing reimbursement claims in its fee-for-service operations. In certain other emergency departments, the Company provides a centralized transcription service to document, legibly and efficiently, the services rendered. The Company's systems are designed to enhance its ability to document the providing of physician services in an environment of increasing scrutiny by third-party payors. The Company also markets its billing and transcription services to physicians and administrators employed by outside third parties.

MARKETING

         HOSPITAL-BASED CONTRACTS. The Company maintains a staff of marketing officers, regional directors and telemarketers to direct the marketing of hospital physician services. Contracting opportunities generally result from referrals by hospital administrators, information provided by physicians (including contracted physicians meeting the temporary staffing needs of hospitals) and requests for proposals received directly from hospitals. After visiting a prospective hospital client, the Company develops a proposal based on an analysis of patient volume, the projected cost of obtaining physician staffing coverage and the probable collection rate of fee-for-service gross revenue based upon a review of the local usual and customary rates. Following such analyses, the Company submits a written proposal with contract terms tailored to the particular hospital's needs. Contracts typically have terms of one to three years, subject to termination by either party at any time with 90 days' notice.

         MANAGED CARE CONTRACTS. Prior to 1996, expansion in the Company's managed care business resulted primarily from the acquisition of primary care clinics that have contracts with Humana Medical Plan, Inc. and affiliates ("Humana"). The Company conducts joint marketing programs with Humana which are designed to increase the number of Humana enrollees in a particular area where the Company operates primary care clinics. The Company's contracts with Humana provide that either party may terminate a contract upon 60 days' notice.

         Through its recent diversification of its managed care business to other third-party payors, the Company has been able to reduce the portion of managed care revenue derived from contracts with Humana from 84% in 1995 to 53% in 1996.
         In September 1995, the Company entered into an agreement with Kaiser to develop and operate a primary care and specialty physician network on a capitated basis, located in Northeast Ohio. The Company started to provide services in January 1996. The Company expects that growth in its managed care business will result from building and acquiring primary care practices in targeted geographic areas and making arrangements with HMOs in those areas to provide medical services. The Company maintains frequent contact with Humana and other HMOs regarding opportunities for the Company to develop managed care operations in new areas. Additionally, in September 1996, the Company entered into a five-year agreement with PCA to manage a network of independent primary care physicians (see Item 1. "Business-Recent Developments").


         CORRECTIONAL CARE AND OTHER GOVERNMENTAL CONTRACTS. The Company obtains its initial contract with a governmental agency through a competitive bidding process. Requests for proposals are carefully reviewed to determine which opportunities are within the Company's capabilities and offer the potential for an adequate profit margin. The pricing of the bid is based on, among other things, an analysis of the staffing requirements, projected costs based on the Company's past experience in providing similar services, salary data from the specific area and estimates of overhead costs. Contracts are usually awarded for a period of one year with options to renew for subsequent years. Most contracts are subject to termination by either party with 60 to 90 days' notice at any time during the contract.

GOVERNMENT REGULATION

         Current federal and state laws regulate the relationships between providers and suppliers of health care services, on the one hand, and physicians and other clinicians, on the other. These laws include the fraud and abuse provisions of the Medicare and Medicaid statutes, which prohibit solicitation, payment, receipt or offering of any direct or indirect remuneration for the referral of Medicare or Medicaid patients or for the ordering or providing of Medicare or Medicaid covered services, items or equipment. These laws also impose restrictions on physicians' referrals for designated health services to entities with which they have financial relationships. Violations of these laws may result in substantial civil or criminal penalties for individuals or entities, including large civil monetary penalties and exclusion from participation in the Medicare and Medicaid programs which could adversely affect the Company's operations.

         The laws of many states prohibit physicians from splitting fees with nonphysicians and prohibit business corporations from providing or holding themselves out as providers of medical care. While the Company believes it complies in all material respects with state fee splitting and corporate practice of medicine laws, there can be no assurance that, given varying and uncertain interpretations of such laws, the Company would be found to be in compliance with all restrictions on fee splitting and the corporate practice of all medicine in all states. The Company currently operates in certain states through professional corporations, and has formed professional corporations or qualified foreign professional corporations to do business in several other states where corporate practice or medicine laws may require the Company to operate through such a structure. As discussed in Note 1 to the Consolidated Financial Statements, the Company believes it has unilateral and perpetual control over the assets and operations of the various affiliated professional corporations. A determination that the Company is in violation of applicable restrictions on fee splitting and the corporate practice of medicine in any state in which it operates could have a material adverse effect on the Company.

         Finally, both federal and state laws provide for the award of damages and the assessment of substantial civil penalties against any person who knowingly files or causes to be filed or presented a false claim for payment of services, or the making, using or causing to be made or used a false record in connection with the filing of a false claim. Violation of the federal False Claims Act may also result in exclusion from participation in the Medicare and Medicaid programs. It is not necessary to intend to defraud the government or have actual knowledge of the falsity of the claim or supporting record for a violation to occur. It is enough to constitute a "knowing" violation of the False Claims Act that one acts in "deliberate ignorance" or "reckless disregard" of the truth or falsity of the information alleged to be false. A violation of and successful action brought under the False Claims Act or similar state law against the Company or physicians managed by it could have a material adverse effect on the Company.

FEDERAL GOVERNMENT CONTRACTING REQUIREMENTS

         The Company's federal governmental contracting activities with government healthcare facilities are subject to substantial regulation under federal law and by applicable contracting agencies. Contracts with government agencies are generally complex in nature and require contractors to comply with exacting technical specifications and numerous administrative regulations. Substantial penalties can result from noncompliance with the technical specifications of a contract. Upon failure to perform or violation of applicable contractual or statutory provisions, a contractor may be barred or suspended from obtaining future contracts for specified periods of time and/or be the subject of criminal investigation and prosecution. The Company is subject to periodic audits and reviews in the ordinary course of business by federal government audit and review agencies which can result in reductions in contract payments. Under the Truth in Negotiations Act, the federal government is entitled for three years after final payment on any negotiated fixed-price contract to examine all of the Company's cost records with respect to such contract to determine whether the Company used complete, accurate and current cost and pricing information in preparing bids on such contract or any amendments thereto. In addition, the federal government has the right for up to six years after final payment to recoup payments based upon such examination.
Section 31 of the Federal Acquisition Regulations governs the allowability of costs incurred by the Company in the performance of its government contracts to the extent such costs are allocable to its government contracts.

CLASSIFICATION OF PHYSICIANS AS INDEPENDENT CONTRACTORS

         Certain of the Company's affiliates contract with physicians and other health care professionals as independent contractors. Since these professionals are regarded as independent contractors, such affiliates do not withhold federal or state income taxes, make federal or state unemployment tax payments or provide workers' compensation insurance with respect to such independent contractors. The payment of applicable taxes is regarded by the Company as the responsibility of such independent contractors. The Company believes that this classification of these health care professionals as independent contractors is proper for federal tax purposes. One such affiliate was audited by the Internal Revenue Service in 1991 and its classification was not challenged. A contrary determination by federal taxing authorities either with respect to such treatment of independent contractors since 1991 or regarding other affiliates' or such subsidiary's classification of physicians as independent contractors, or a change in existing law, could have a material adverse effect on the Company's operating results.

CORPORATE EXPOSURE TO PROFESSIONAL LIABILITIES

         Due to the nature of its business, the Company becomes involved as a defendant in medical malpractice lawsuits, some of which are currently ongoing, and is subject to the attendant risk of substantial damage awards. The most significant source of potential liability in this regard is the negligence of health care professionals employed or contracted by the Company. To the extent such health care professionals are employees of the Company or were regarded as agents of the Company in the practice of medicine, the Company could be held liable for their negligence. In addition, the Company could be found in certain instances to have been negligent in performing its contract management services even if no agency relationship with the health care professional exists. The Company's contracts with hospitals and governmental agencies generally require the Company to indemnify such other parties for losses resulting from the negligence of health care professionals managed by the Company. The Company maintains professional liability insurance on a claims made basis in amounts deemed appropriate by management, based upon historical claims and the nature and risks of its business. There can be no assurance, however, that a future claim or claims will not exceed the limits of available insurance coverage, that any insurer will remain solvent and able to meet its obligations to provide coverage for any claim or claims or that such coverage will continue to be available, or available with sufficient limits and at a reasonable cost, to adequately and economically insure the Company's operations in the future.

COMPETITION

         The provision of physician management services to hospitals, HMOs and governmental entities is a highly competitive business in which the Company competes with several national, regional, and local providers of physician management services. Furthermore, the Company competes with traditional managers of health care services, such as hospitals, which directly recruit and manage physicians. Certain of the Company's competitors have access to substantially greater financial resources than the Company.

         While the bases for competition vary somewhat among business lines, competition is generally based on quality of care and cost. More specifically, with respect to nonmilitary hospital physician services, competition is focused on patient utilization, risk management and service quality. Competition in the areas of military hospital physician services and correctional institution services are especially cost sensitive due to the fact that, in each of these areas, awards of contracts are generally made as a result of a competitive bidding process. In managed care, the Company believes the market for developing and providing management of primary care networks which contract with HMOs and employers will increasingly be based on patient access, quality of care, outcomes management and cost.

EMPLOYEES

          At December 31, 1996, the Company employed or contracted with approximately 5,200 people on a full and part-time basis. Approximately 1,900 of these individuals are physicians (including physician managers) and 3,300 are nonphysician clinical and administrative professionals.


ITEM 2.  PROPERTIES

         The Company leases its headquarters in Fort Lauderdale, Florida (approximately 58,200 square feet). In addition, the Company leases space for its billing and management information services department in Plantation, Florida (approximately 28,000 square feet) and for its billing operations in Akron, Ohio (approximately 22,700 square feet).

ITEM 3.  LEGAL PROCEEDINGS

         The Company is involved in various legal proceedings incidental to its business, substantially all of which involve claims related to the alleged malpractice of employed and contracted medical professionals. In the opinion of the Company's management, no individual item of litigation or group of similar items of litigation, taking into account the insurance coverage maintained by the Company, is likely to have a material adverse effect on the Company's financial position.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The company did not submit any matter to a vote of security holders during the fourth quarter of 1996.

                                     PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

PRICE RANGE OF COMMON STOCK AND DIVIDEND POLICY

         The common stock of the Company is traded on the Nasdaq National Market (Nasdaq) under the symbol "IMMI." The following table sets forth, for the periods indicated, the high and low bid prices of the Company's common stock as reported on Nasdaq.

                                                               PRICE RANGE
                                                               -----------
                                                           HIGH            LOW
                                                           ----            ---
        YEAR ENDED DECEMBER 31, 1995:
             1st Quarter                                  $ 18.00        $ 11.50
             2nd Quarter                                    19.25          14.75
             3rd Quarter                                    22.25          18.50
             4th Quarter                                    23.75          17.38
        YEAR ENDED DECEMBER 31, 1996:
             1st Quarter                                  $ 27.00        $ 16.38
             2nd Quarter                                    24.00          16.50
             3rd Quarter                                    19.25          11.00
             4th Quarter                                    19.00          15.00

         On March 24, 1997 the last reported sales price for the Company's common stock was $28.875 per share. As of March 24, 1997 there were 138 registered stockholders and approximately 1,700 beneficial shareholders of the Company's common stock.

         The Company has not declared cash dividends on its common stock since prior to its initial public offering effective August 19, 1994 (IPO), and does not currently anticipate paying any dividends in the foreseeable future. The Company currently anticipates that it will retain any future earnings for use in its business. Restrictions contained in the Amended and Restated Revolving Credit and Reimbursement Agreement (the "Credit Facility"), between the Company and a bank, limit the payment of cash dividends on its common stock.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA (IN THOUSANDS)

                                                                         YEARS ENDED DECEMBER 31,
                                                    ---------------------------------------------------------
                                                    1996          1995          1994         1993        1992
                                                    ----          ----          ----         ----        ----
STATEMENT OF INCOME DATA:
Total revenue                                   $ 408,520     $ 325,340     $ 270,370     $ 224,205     $ 196,501
Total operating expenses                          379,653       304,013       253,853       211,611       188,535
                                                ---------     ---------     ---------     ---------     ---------
Income from operations                             28,867        21,327        16,517        12,594         7,966

Total non-operating (income) expense                1,278         1,234           907           231          (257)
                                                ---------     ---------     ---------     ---------     ---------
Income before minority interest
and income tax expense                             27,589        20,093        15,610        12,363         8,223
Minority interest in net income (2)                  --            --           2,711         1,126            73
                                                ---------     ---------     ---------     ---------     ---------
Income before income tax expense                   27,589        20,093        12,899        11,237         8,150
Income tax expense (4)                             10,898         8,805           153           282           338
                                                ---------     ---------     ---------     ---------     ---------

Net income                                      $  16,691(1)  $  12,746(3)  $  12,746     $  10,955     $   7,812
                                                =========     =========     =========     =========     =========

Net income per share                            $    1.04(1)  $    0.75(3)
                                                =========     =========

Weighted average shares outstanding                16,021        15,038
                                                =========     =========


SUPPLEMENTAL STATEMENT OF
  INCOME DATA (UNAUDITED):
Historical income before income
tax expense                                                                 $  12,899     $  11,237     $   8,150
Pro forma purchase of minority interest                                         2,711         1,126            73
                                                                            ---------     ---------     ---------
Supplemental income before income
tax expense                                                                    15,610        12,363         8,223
Pro forma income tax expense (4)                                                6,244         4,945         3,289
                                                                            ---------     ---------     ---------

Supplemental net income (5)                                                 $   9,366     $   7,418     $   4,934
                                                                            =========     =========     =========

Supplemental net income per share                                           $    0.74     $    0.76
                                                                            =========     =========

Supplemental weighted average shares
outstanding (5)                                                                12,703         9,765
                                                                            =========     =========


BALANCE SHEET DATA:
Working capital                                 $  54,038     $  51,536     $  29,221     $  11,713     $  18,992
                                                =========     =========     =========     =========     =========

Total assets                                    $ 154,832     $ 123,216     $  96,702     $  68,299     $  55,039
                                                =========     =========     =========     =========     =========

Long-term debt, net of current portion          $     339     $   9,617     $   9,635     $  13,246     $  12,495
                                                =========     =========     =========     =========     =========

Total stockholders' equity                      $ 101,561     $  82,368     $  51,192     $  15,278     $  13,960
                                                =========     =========     =========     =========     =========

---------

(1) Net income has been reduced by one time charges consisting of loss on sale of physician practices of $682,000 and certain management restructuring charges of $250,000 recorded during the three months ended June 30, 1996. The effect of these costs, net of tax, is to reduce net income per share by $0.04.

(2) See Notes 1 and 3 to the Company's consolidated financial statements for information regarding minority interests.

(3) Net income has been reduced by transaction costs of $1.7 million incurred in connection with the Poolings, and employee severance and other costs of $0.8 million. The effect of these costs, net of tax, in addition to $0.9 million of tax conversion expenses (see Note 7 to the Company's consolidated financial statements) is to reduce net income per share by $0.16.

(4) Prior to August 19, 1994 the Company had elected to be taxed as a Subchapter S corporation with respect to federal income taxes, and for those states that recognize such tax election, state income taxes. Under this election, in lieu of corporate income taxes, the stockholders were taxed (rather than the corporation) on the Company's income in accordance with their respective ownership interests. The pro forma net income and net income per share amounts have been computed as if the Company was subject to federal and state income taxes (in those states recognizing such election) based on the corporate income tax rates in effect during the respective periods.

(5) Supplemental net income and supplemental weighted average shares outstanding were derived by giving effect to the 1994 purchases of minority interests of the Company with common stock as if such purchases had occurred on January 1, 1992 (see Notes 1 and 3 to the Company's consolidated financial statements).

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         The Company commenced operations in 1974 to provide physician practice management services to hospital emergency departments. Since that time, the Company has expanded its business to include (i) the Hospital Physician Services division, through which it delivers emergency medicine, radiology and other hospital-based physician services, and (ii) the Capitated Medical Services division, through which it manages the delivery of comprehensive medical services under contracts with HMOs and correctional institutions and the delivery of fee-for-service medical services through primary care practices and home health agencies.

         The Company's contracts with its hospital physician services clients typically provide for payments on either a fee-for-service basis, whereby the Company bills patients or third-party payors directly for medical professional services, or a flat-fee basis, whereby the Company is paid a fixed amount by the hospital based on the number of hours of medical staffing provided or number of patients treated. Fee-for-service contracts may, in certain instances, involve the payment of a subsidy to the Company by the client. Under capitated medical services contracts, the Company receives a fixed monthly fee (global capitation) for each covered life in exchange for assuming responsibility for the provision of medical services. Fee-for-service contracts, which usually require the Company to assume the financial risks relating to patient volume, payor mix and reimbursement rates, have longer collection periods than flat-fee and capitated fee contracts and require the Company to bear the credit risk of collecting from uninsured individuals.

         Under the Company's fee-for-service contractual arrangements, the fee schedules for medical services have historically increased on a periodic basis. Such fee increases result in additional net revenue, but also result in increased contractual adjustments due to fixed reimbursements from certain third-party payors, such as Medicare, Medicaid and worker's compensation. The higher schedules also result in an increase in charity and other adjustments due to the increase in uncollected amounts that relate to uninsured or underinsured private payors. In addition, contracts with a higher percentage of indigent patients also generally result in an increased percentage of charity and other adjustments.

         On January 21, 1997, the Company and MedPartners, Inc. announced they have agreed to merge. MedPartners, Inc. is the largest physician practice management company in the nation and operates the country's largest independent prescription benefits management service. The Company is hopeful that the merger will take place although there can be no assurance that the transaction will be consummated.

         Effective January 15, 1997, the Company acquired Emergency Management Specialists, Inc. As a result of the transaction, the Company acquired contracts to provide physician staffing, management and consulting services to various hospitals and clinics. The transaction was accounted for as a pooling of interests.

         On September 17, 1996, the Company was endorsed by the Texas Medical Association (TMA) to offer the provision of practice management, managed care and consulting services to its over 34,000 physician members. Practice management services will include the development of physician networks, marketing, contract negotiations, capitation management, utilization management, claims adjudication, quality assurance, financial analysis, and accounts receivable management. Consulting services will include strategic planning, business plan creation, network development, payor contracting and fee reimbursement.

         On September 5, 1996, the Company entered into the PCA Agreement. Under the agreement, InPhyNet will manage independent primary care physicians in South Florida and the Tampa Bay region. At December 31, 1996, the physicians provided primary care services to approximately 50,500 covered lives: 24,500 in South Florida and 26,000 in the Tampa Bay area. PCA provides comprehensive health care service through its Health Maintenance Organizations, Life and Property and Casualty Insurance Carriers and Worker's Compensation administrators located throughout the southeastern United States and the Caribbean.

         Effective July 2, 1996, the Company acquired certain of the assets of NHS. As a result of this transaction, the Company acquired contracts to provide medical care to inmates in correctional institutions. The transaction was accounted for as a purchase.

         Effective January 16, 1996, the Company acquired SMS. As a result of this transaction, the Company added two medical centers to its base of primary care practices. The transaction was accounted for as a purchase.

         The following discussion provides an analysis of the Company's results of operations, and liquidity and capital resources and should be read in conjunction with the Company's consolidated financial statements and notes thereto. The operating results of the periods presented were not significantly affected by inflation.

RESULTS OF OPERATIONS

The following table sets forth divisional revenue (in thousands):


                                                                            YEARS ENDED DECEMBER 31,
                                                     ------------------------------------------------------------
                                                                  PERCENT                     PERCENT
                                                     1996         INCREASE        1995        INCREASE       1994
                                                     ----         --------        ----        --------       ----
Hospital Physician Services Division               $ 216,819         2.9%        $210,679       19.1 %    $ 176,959
Capitated Medical Services Division:
  Managed Care                                       113,588        61.2%          70,451       64.7 %       42,784
  Corrections                                         78,113        76.7%          44,210      (12.7)%       50,627
                                                   ---------                     --------                 ---------
Total Capitated Medical Services Division            191,701        67.2%         114,661       22.8 %       93,411
                                                   ---------                     --------                 ---------
Total Revenue                                      $ 408,520        25.6%        $325,340       20.3 %    $ 270,370
                                                   =========                     ========                 =========

1996 COMPARED TO 1995

         TOTAL REVENUE. Total revenue increased by $83.2 million, or 25.6%, to $408.5 million for the year ended December 31, 1996 from $325.3 million for the same period in 1995. The increase was primarily due to acquisitions completed during 1996 (see Item 1 "Business-Recent Developments"), new contract awards and increased revenue from existing contracts.

         Hospital Physician Services revenue increased by $6.1 million, or 2.9%, to $216.8 million for the year ended December 31, 1996 from $210.7 million for the same period in 1995. This was a result of an increase of approximately $10.0 million due to the replacement of certain fee for service contracts with new contracts having higher reimbursement rates per patient visit and to annual fee schedule increases. This increase was offset by a net loss of 14 Department of Defense and emergency department contracts representing a net decrease of 50,000 patient visits during 1996 resulting in decreased revenues of approximately $2.7 million.

         Capitated Medical Services revenue increased by $77.0 million, or 67.2%, to $191.7 million for the year ended December 31, 1996 from $114.7 million for the same period in 1995. The increase was due partly to an increase in Managed Care revenue of $43.1 million, or 61.2%, to $113.6 million from $70.5 million primarily due to the PCA Agreement which added $35.6 million in revenue and growth in revenue of $4.0 million from the agreement with Kaiser. Additionally, Corrections revenue increased by $33.9 million, or 76.7%, to $78.1 million for the year ended December 31, 1996 from $44.2 million for the same period in 1995, due primarily to $12.3 million in revenue from the acquisition of NHS, and a net increase of 6 other new corrections contracts started in

1996 and a net increase of 6 new contracts started in the last half of 1995 which accounted for the remaining $21.6 million increase in revenue.

         TOTAL OPERATING EXPENSES. Operating expenses increased by $75.7 million, or 24.9%, to $379.7 million for the year ended December 31, 1996 from $304.0 million for the same period in 1995. This was primarily due to higher compensation expense and related benefits of $26.1 million resulting from an increase in the number of healthcare and administrative personnel in correctional care due to the NHS acquisition and the addition of new corrections contracts from the prior year. Additionally, contracted medical services expenses were approximately $15.1 million higher due to the increase in corrections contracts and the acquisition of NHS. This same category of expense increased by $34.1 million in managed care primarily due to the addition of the PCA Agreement.

         The increase was offset by $1.7 million incurred in 1995 for transaction expenses associated with the Poolings and $0.8 million of employee severance and other costs associated with reorganizing certain operations of the Company. The severance and other charges have been included in compensation and related benefits, and other operating expense in the Company's consolidated statements of income.

         INCOME BEFORE INCOME TAX EXPENSE. Income before income tax expense increased by $7.5 million, or 37.3%, to $27.6 million for the year ended December 31, 1996 from $20.1 million for the same period in 1995 due to the factors set forth above.

         INCOME TAX EXPENSE. Income tax expense increased by $2.1 million, or 23.9%, to $10.9 million for the year ended December 31, 1996 from $8.8 million for the same period in 1995. The increase was due to the increase in income before income tax expense of $7.5 million. The increase was partially offset by a 1995 tax charge of approximately $0.9 million from the conversion of one of the Company's subsidiaries from an S Corporation to a C Corporation upon it's acquisition.

         NET INCOME. Net income increased by $5.4 million, or 47.8 %, to $16.7 million for the year ended December 31, 1996, from $11.3 million for the same period in 1995 due to the factors discussed above.

1995 COMPARED TO 1994

         TOTAL REVENUE. Total revenue increased by $54.9 million, or 20.3%, to $325.3 million for the year ended December 31, 1995 from $270.4 million for the same period in 1994. The increase was primarily due to acquisitions completed during 1994 and 1995 (see Item 1 "Business-Recent Developments"), new contract awards and increased revenues from existing contracts.

         Hospital Physician Services revenue increased by $33.7 million, or 19.1%, to $210.7 million for the year ended December 31, 1995 from $177.0 million for the same period in 1994. The increase was primarily a result of the MetroAmerican acquisition, which added $13.8 million of revenue, and an increase of $16.0 million from annual fee schedule increases offset by a decrease of $4.5 million due to a decrease in patient volume of approximately 70,000 visits. Contract gains and losses were relatively flat in 1995 and the last half of 1994.

         Capitated Medical Services revenue increased by $21.3 million, or 22.8%, to $114.7 million for the year ended December 31, 1995 from $93.4 million for the same period in 1994. This was a result of an increase in Managed Care revenue of $27.7 million, or 64.7%, to $70.5 million from $42.8 million primarily due to the acquisition of five primary care practices operating at eight sites, which generated approximately $17.0 million in revenues, with the remainder of the increase due to having a full year's revenue from other managed care acquisitions completed during 1994. The increase was offset by reduced Corrections revenue of $6.4 million due primarily to a net increase of 10 new Corrections contracts accounting for approximately $12.6 million in revenues, offset by the loss of the Massachusetts Department of Corrections contracts at June 30, 1994, which would have generated approximately $19.0 million during the last half of 1994.

         TOTAL OPERATING EXPENSES. Operating expenses increased by $50.1 million, or 19.7%, to $304.0 million for the year ended December 31, 1995 from $253.9 million for the same period in 1994. The increase was primarily due to an increase in compensation expense and related benefits of $30.0 million resulting from an increase in the number of healthcare and administrative personnel associated with the MetroAmerican acquisition, the acquisition of the five primary care practices and new contracts, an increase in contracted medical services of $16.1 million due primarily to the growth in managed health care services offset by a decrease in insurance expense of $1.7 million due to a favorable shift in business mix and a favorable policy renewal for professional liability insurance.

         The increase was also due to $1.7 million in transaction expenses associated with the Poolings and $0.8 million of employee severance and other costs associated with reorganizing certain operations of the Company. The severance and other amounts have been included in compensation and related benefits, and other operating expense in the Company's consolidated statements of income.

         MINORITY INTEREST IN NET INCOME. There was no minority interest for the year ended December 31, 1995 versus $2.7 million for the same period in 1994. This was due to the Company's purchase of minority interests at the time of the Company's IPO (see Notes 1 and 3 to the Company's consolidated financial statements).

         INCOME BEFORE INCOME TAX EXPENSE. Income before income tax expense increased by $7.2 million, or 55.8%, to $20.1 million for the year ended December 31, 1995 from $12.9 million for the same period in 1994 due to the factors set forth above.

         INCOME TAX EXPENSE. Income tax expense increased to $8.8 million for the year ended December 31, 1995 from $0.2 million for the same period in 1994. This is due to the fact that the Company had elected to be taxed as a Subchapter S corporation, and was not subject to federal and state income taxes, until the time of the IPO, when the Company converted to C corporation status. In the current year the Company incurred an additional $0.9 million in income tax expense due to the conversion of MetroAmerican to a C corporation (see Note 7 to the Company's consolidated financial statements).

         NET INCOME. Net income decreased by $1.4 million, or 11.0 %, to $11.3 million for the year ended December 31, 1995, from $12.7 million for the same period in 1994 due to the factors set forth above.

         SUPPLEMENTAL NET INCOME. After giving effect to the supplemental adjustments which assume that minority interests were purchased for common stock of the Company as of January 1, 1994 and that the Company was subject to federal and state income taxes prior to the IPO, net income increased by $1.9 million, or 20.2%, to $11.3 million for the year ended December 31, 1995, from $9.4 million, on a supplemental basis, for the same period in 1994.

LIQUIDITY AND CAPITAL RESOURCES

         The Company has met its cash requirements through cash generated by its operating activities, bank borrowings and equity offerings. The Company's principal uses of cash have been to support its operations, which generated $16.7 million in 1996, fund acquisitions, acquire capital equipment and repay outstanding debt. Prior to the IPO, the Company paid dividends to its stockholders and distributions to minority interests. These dividends and distributions were primarily for payment of taxes on income, includable by the stockholders and partners in their personal income tax returns, as a result of the Company's predecessor and affiliated partnerships being a Subchapter S corporation and limited partnerships, respectively.

YEAR ENDED DECEMBER 31, 1996

         Net cash provided by operating activities was $16.7 million for the year ended December 31, 1996, due primarily to cash generated by operations, a $20.2 million increase in accrued medical claims expense associated with the PCA Agreement, offset by a $14.4 million increase in accounts receivable primarily due to the start up of several new corrections contracts and a $3.5 million decrease in the reserve for self-insured claims from the payment of expiring professional liability reserves relating to the Company's Self Insured
Retention (SIR).

         Net cash used in investing activities of $6.8 million was due to expenditures of $3.1 million for acquisitions and purchases of capital equipment of $4.7 million.

         Net cash used in financing activities of $7.5 million was due to $18.9 million of principal payments offset by borrowings of $9.7 million on the Credit Facility and proceeds from the exercise of stock options of $1.7 million.

         As a result of the factors discussed above, cash increased by $2.3 million to $3.6 million at December 31, 1996 from $1.3 million at December 31, 1995.

YEAR ENDED DECEMBER 31, 1995

         Net cash used in operating activities was $5.8 million for the year ended December 31, 1995, due primarily to an increase in accounts receivable of approximately $13.3 million caused by the start-up of new Corrections contracts, the implementation of a new fee-for-service billing system, the modification of the Company's professional liability insurance policy to provide for first dollar coverage and payments of expiring policy SIR expense reserves and the increase in income tax payments due to the Company becoming a C Corporation at the time of the IPO, offset by cash generated from operations.

         Net cash used in investing activities of $9.6 million was primarily the result of expenditures of $7.0 million for acquisitions and purchases of capital equipment for $4.0 million.

         Net cash provided by financing activities of $15.3 million was primarily the result of $16.2 million in net proceeds from the Company's second public offering which was effective November 1995, $0.9 in proceeds from the exercise of stock options, and borrowings of $26.2 million under the Credit Facility, offset by payments of $27.9 million on the Credit Facility.

         As a result of the factors discussed above, cash decreased to $1.3 million at December 31, 1995 from $1.4 million at December 31, 1994.

GENERAL

         The Company's number of days of revenue in average outstanding trade receivables for the years ended December 31, 1996, 1995 and 1994 were 70, 69, and 64 days, respectively. The higher number of days in outstanding receivables at December 31, 1996 and 1995 is due to the start-up of several new fee-for-service and Corrections contracts in 1996 and 1995.

         In November 1995, the Company executed an amendment with its bank to increase the amount available under the Credit Facility to $60.0 million. The Credit Facility matures September 30, 1998. At December 31, 1996, no amounts were outstanding under the Credit Facility. At December 31, 1995, there was $9.0 million outstanding under the Credit Facility.

         The Company expects to satisfy its anticipated demands and commitments for cash in the next twelve months from existing cash, cash provided by operations and amounts available under its Credit Facility. If the Company's requirements for working capital and capital expenditures, including future acquisitions, exceed currently anticipated levels, the Company may be required to obtain additional funds, if available, in the credit or capital markets.

ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Consolidated financial statements and supplementary data required by this item can be found at the pages listed in the following index:


                                                                                          Page
                                                                                          ----
Report of Independent Certified Public Accountants......................................  18

Consolidated Balance Sheets at December 31, 1996 and 1995...............................  19

Consolidated Statements of Income for the years ended
  December 31, 1996, 1995 and 1994......................................................  20

Consolidated Statement of Changes in Stockholders' Equity for
  the years ended December 31, 1996, 1995 and 1994......................................  21

Consolidated Statements of Cash Flows for the years ended
  December 31, 1996, 1995 and 1994......................................................  22

Notes to Consolidated Financial Statements..............................................  24

Supplementary Data: Consolidated Quarterly Financial
  Information (unaudited)...............................................................  40


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

The Company has not changed independent accountants within the 24 months prior to December 31, 1996.

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



Board of Directors
InPhyNet Medical Management Inc.

         We have audited the accompanying consolidated balance sheets of InPhyNet Medical Management Inc. and Subsidiaries (the "Company") as of December 31, 1996 and 1995, and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 1996. Our audits also included the financial statement schedule listed in the index at Item 14(a)(2). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of InPhyNet Medical Management Inc. and Subsidiaries at December 31, 1996 and 1995, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



                                           ERNST & YOUNG LLP

Miami, Florida
February 14, 1997

                INPHYNET MEDICAL MANAGEMENT INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (AMOUNTS IN THOUSANDS)

                                                                                DECEMBER 31,
                                                                             ----------------
                                                                             1996        1995
                                                                             ----        ----
ASSETS
Current assets:
Cash                                                                       $  3,618   $  1,305
Accounts receivable, net of allowances of approximately $83,000 and
$91,000 at December 31, 1996 and 1995                                        84,300     69,759
Accounts receivable from affiliates                                             202        559
                                                                           --------   --------
                                                                             84,502     70,318

Deferred income taxes                                                           741      2,014
Prepaid expenses                                                              8,945      4,633
Other current assets                                                          5,819      3,559
                                                                           --------   --------
Total current assets                                                        103,625     81,829

Equipment, furniture and leasehold improvements, net                         11,709     11,186

Other assets:
Costin excess of net assets acquired, net of accumulated amortization of approximately $2,593 and $1,413 at December 31, 1996
and 1995, respectively                                                       36,826     26,111
Other assets                                                                  2,672      4,090
                                                                           --------   --------
                                                                             39,498     30,201
                                                                           --------   --------
Total assets                                                               $154,832   $123,216
                                                                           ========   ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accrued compensation and related benefits                                  $ 15,713   $ 15,096
Accounts payable and other current liabilities                                8,472      6,517
Accrued medical claims                                                       21,710      1,501
Reserve for self-insured claims                                               3,692      7,179
                                                                           --------   --------
Total current liabilities                                                    49,587     30,293

Long-term debt, net of current portion                                          339      9,617

Deferred income taxes                                                         3,345        938

Stockholders' equity:
Common stock, par value -- $0.01; 50,000 shares authorized,
15,821 and 15,690 issued and outstanding at December 31, 1996
and 1995, respectively                                                          158        157
Additional paid-in capital                                                   66,386     63,731
Retained earnings                                                            35,017     18,480
                                                                           --------   --------
Total stockholders' equity                                                  101,561     82,368
                                                                           --------   --------
Total liabilities and stockholders' equity                                 $154,832   $123,216
                                                                           ========   ========





          See accompanying notes to Consolidated Financial Statements.

                INPHYNET MEDICAL MANAGEMENT INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                  (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                YEARS ENDED DECEMBER 31,
                                                            1996         1995         1994
                                                            ----         ----         ----
Net revenue                                              $ 407,239    $ 323,782    $ 267,401
Revenue from affiliates                                      1,281        1,558        2,969
                                                         ---------    ---------    ---------

Total revenue                                              408,520      325,340      270,370

Expenses:
Compensation and related benefits                          235,299      209,194      179,223
Contracted medical services                                 98,276       49,111       33,029
Insurance                                                   12,252       11,784       13,522
Acquisition costs associated with
poolings of interests (Note 3)                                --          1,700         --
Other                                                       33,826       32,224       28,079
                                                         ---------    ---------    ---------

Total operating expenses                                   379,653      304,013      253,853
                                                         ---------    ---------    ---------
Income from operations                                      28,867       21,327       16,517

Nonoperating (income) expense:
Interest income                                               (349)        (417)        (326)
Interest expense                                             1,134        1,910        1,305
Loss on sale of Physician Practices                            682         --           --
Other non-operating income                                    (189)        (259)         (72)
                                                         ---------    ---------    ---------
Total nonoperating expense                                   1,278        1,234          907
                                                         ---------    ---------    ---------

Income before minority interest and income tax expense      27,589       20,093       15,610
Minority interest in net income                               --           --          2,711
                                                         ---------    ---------    ---------
Income before income tax expense                            27,589       20,093       12,899
Income tax expense (Note 7)                                 10,898        8,805          153
                                                         ---------    ---------    ---------

Net income                                               $  16,691    $  11,288    $  12,746
                                                         =========    =========    =========
Net income per share                                     $    1.04    $    0.75
                                                         =========    =========
Weighted average shares outstanding                         16,021       15,038
                                                         =========    =========

SUPPLEMENTAL DATA (UNAUDITED) (NOTE 1):
Historical income before income taxes                                              $  12,899
Pro forma purchase of minority interest                                                2,711
                                                                                   ---------
Supplemental income before income tax expense                                         15,610
Pro forma income tax expense                                                           6,244
                                                                                   ---------
Supplemental net income                                                            $   9,366
                                                                                   =========

Supplemental net income per share                                                  $    0.74
                                                                                   =========
Supplemental weighted average shares outstanding                                      12,703
                                                                                   =========


           See accompanying notes to Consolidated Financial Statements

                INPHYNET MEDICAL MANAGEMENT INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                             (AMOUNTS IN THOUSANDS)




                                           NUMBER                 ADDITIONAL                     TOTAL
                                             OF        COMMON      PAID-IN      RETAINED     STOCKHOLDERS'
                                           SHARES       STOCK      CAPITAL      EARNINGS         EQUITY
                                           ------       -----      -------      --------         ------
BALANCE AT JANUARY 1, 1994                  8,502      $  85       $    81      $15,112        $ 15,278
Adjustment to reflect change in
in accounting method for equity
investments                                  --           --          --            696            696
Net income                                   --           --          --         12,746         12,746
Offering, net of expenses                   2,100         21        21,609         --           21,630
Dividends                                    --           --          --         (4,254)        (4,254)
Transfer of predecessor company
retained earnings to additional
paid-in capital upon conversion
from an S to a C corporation                 --           --        16,277      (16,277)          --
Issued in connection with acquisitions      3,256         33         5,794         --            5,827
Unrealized holding losses on available-
for-sale investments                         --           --          --           (704)          (704)
Other                                         140          1            (1)         (27)           (27)
                                           ------        ---        ------        ------       --------

BALANCE AT DECEMBER 31, 1994               13,998        140        43,760        7,292         51,192
Adjustments to beginning balances
for the acquisition of
MetroAmerican Radiology, Inc.                 473          5          --          1,780          1,785
Net income                                   --           --          --         11,288         11,288
Offering, net of expenses                   1,000         10        16,213         --           16,223
Transfer of acquired company
retained earnings to additional
paid-in capital upon conversion
from an S to a C corporation                 --           --         1,780     (1,780)            --
Exercise of stock options                     204          2         1,209       --              1,211
Issued in connection with acquisitions         57         --           775       --                775
Unrealized appreciation on available-
for-sale investments                         --           --          --            41              41
Other                                         (42)        --            (6)       (141)           (147)
                                           ------      -----        ------       ------       --------

BALANCE AT DECEMBER 31, 1995               15,690        157        63,731      18,480          82,368
Net income                                   --           --          --        16,691          16,691
Exercise of stock options                     131          1         2,655        --             2,656
Unrealized depreciation on
available-for-sale investments               --           --          --          (154)           (154)
                                           ------      -----        ------    --------         -------

BALANCE AT DECEMBER 31, 1996               15,821      $ 158       $66,386    $ 35,017       $ 101,561
                                           ======      =====       =======    ========       =========




           See accompanying notes to Consolidated Financial Statements

                INPHYNET MEDICAL MANAGEMENT INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)



                                                            YEARS ENDED DECEMBER 31,
                                                         1996         1995         1994
                                                         ----         ----         ----
OPERATING ACTIVITIES:
Cash received from services rendered                  $ 394,466    $ 312,239    $ 259,064
Cash paid for compensation and related benefits        (234,942)    (208,680)    (176,956)
Cash paid for contracted medical services               (83,680)     (48,825)     (31,727)
Cash paid for insurance                                 (17,746)     (14,412)     (12,808)
Cash paid for other operating expenses                  (36,161)     (34,516)     (25,539)
Interest received                                           349          420          326
Interest paid                                            (1,119)      (1,910)      (1,305)
Income taxes paid                                        (4,503)     (10,119)      (2,228)
                                                      ---------    ---------    ---------

Net cash provided by (used in) operating activities      16,664       (5,803)       8,827

INVESTING ACTIVITIES:

Acquisitions, net of cash acquired                       (3,089)      (7,012)      (8,052)
Purchases of equipment                                   (4,746)      (3,973)      (3,454)
Other investing activities                                1,009        1,418       (1,249)
                                                      ---------    ---------    ---------

Net cash used in investing activities                    (6,826)      (9,567)     (12,755)

FINANCING ACTIVITIES:

Proceeds from stock offering                               --         16,223       22,028
Proceeds from exercise of stock options                   1,684          897         --
Proceeds from borrowings of long-term debt                9,700       26,152       15,851
Principal payments on long-term debt                    (18,909)     (27,872)     (23,196)
Dividends                                                  --           --         (7,860)
Partnership distributions to minority interests            --           --         (2,930)
Stock redemptions                                          --           (147)         (28)
                                                      ---------    ---------    ---------

Net cash provided by (used in) financing activities      (7,525)      15,253        3,865
                                                      ---------    ---------    ---------

Net increase (decrease) in cash                           2,313         (117)         (63)

Cash at beginning of period                               1,305        1,422        1,485
                                                      ---------    ---------    ---------

Cash at end of period                                 $   3,618    $   1,305    $   1,422
                                                      =========    =========    =========


          See accompanying notes to Consolidated Financial Statements.






                INPHYNET MEDICAL MANAGEMENT INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                             (AMOUNTS IN THOUSANDS )




                                                            YEARS ENDED DECEMBER 31,
                                                           ---------------------------
                                                           1996       1995        1994
                                                           ----       ----        ----

RECONCILIATION OF NET INCOME TO NET CASH
  PROVIDED BY (USED IN) OPERATING ACTIVITIES:

Net income                                              $ 16,691    $ 11,288    $ 12,746

Adjustments to reconcile net income to net
cash provided by (used in) operating
activities:
Depreciation                                               3,140       2,518       1,865
Amortization                                               1,712       1,220         687
Loss on sale of physician practices                          682        --          --
Accrual for contract losses under PCA Agreement           (6,241)       --          --
Other non-cash charges (credits) to operations, net          385        (178)        (72)
Increase in accounts receivable                          (14,411)    (13,292)    (12,077)
Decrease in accounts receivable from affiliates              357         192         771
(Increase) decrease in prepaid expenses and
other current assets                                      (2,615)     (5,079)         20
Increase (decrease) in accounts payable                   (2,215)     (1,679)      2,153
Increase (decrease) in accrued medical claims             20,209         282        (953)
Increase in accrued compensation and related benefits        357         515       2,267
Increase (decrease) in reserve for
self-insured claims                                       (3,487)     (2,505)        784
Increase (decrease) in income taxes payable               (1,580)         64         121
Increase (decrease) in deferred income taxes               3,680         851      (2,196)
Minority interest in net income                             --          --         2,711
                                                        --------    --------    --------

Net cash provided by (used in) operating activities     $ 16,664    $ (5,803)   $  8,827
                                                        ========    ========    ========






          See accompanying notes to Consolidated Financial Statements.

                INPHYNET MEDICAL MANAGEMENT INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

         InPhyNet Medical Management Inc. (together with its Subsidiaries, "InPhyNet" or the "Company") was incorporated in May 1994 as the successor to Emergency Medical Services Associates, Inc. ("EMSA") which commenced operations in 1974 to provide physician management services to hospital emergency departments. Since that time, the Company has expanded the range and scope of its services and its business now consists of (i) Hospital Physician Services, through which it delivers emergency medicine and other hospital-based physician services under contracts with hospitals and the United States Department of Defense and (ii) Capitated Medical Services, through which it manages the delivery of comprehensive medical services under contracts with Health Maintenance Organizations ("HMOs") and state and local correctional institutions.

         In August 1994, the Company completed an initial public offering (the "IPO") of 2,415,000 shares of its common stock at a price of $12.00 per share. Of the shares offered, 2,100,000 shares were offered by the Company and 315,000 shares were offered by certain stockholders of the Company (the "Offering Stockholders"). Net proceeds to the Company were approximately $21,630,000 after deducting underwriting commissions of approximately $1,773,000 and offering expenses of approximately $1,797,000. The net proceeds were used to reduce the Company's long-term debt. The Company did not receive any of the proceeds from the shares sold by the Offering Stockholders.

         In November 1995, the Company completed a public offering of 3,225,000 shares of its common stock at a price of $18.00 per share. Of the shares offered, 1,000,000 shares were offered by the Company and 2,225,000 shares were offered by certain stockholders of the Company (the "Selling Stockholders"). Net proceeds to the Company were approximately $16,223,000 after deducting underwriting commissions of approximately $900,000 and offering expenses of approximately $877,000. The net proceeds were used to reduce the Company's long-term debt. The Company did not receive any of the proceeds from the shares sold by the Selling Stockholders.

REVENUE

         Revenue is recorded in the period services are rendered as determined by the respective contract with each health care provider.

         The Company directly contracts with hospitals, HMO's, various state and local government agencies and the United States Department of Defense to provide medical services.

         The Company's contracts with its hospital physician services clients (approximately 53% of total Company revenue at December 31, 1996) typically provide for payments on either a fee-for-service basis (72% of hospital physician services revenue at December 31, 1996), whereby the Company bills patients or third-party payors directly for medical services, or a flat-fee basis (28% of hospital physician services revenue at December 31, 1996), whereby the Company is paid a fixed amount based on the number of hours of medical staffing or number of patient visits provided. Fee-for-service contracts also may, in certain instances, involve the payment of a subsidy to the Company by the client. Fee-for-service contracts, which usually require the Company to assume the financial risks relating to patient volume, payor mix and reimbursement rates, have longer collection periods than flat-fee and capitated fee contracts and require the Company to bear the credit risk of uninsured individuals.

         The Company's contracts with the Department of Defense provide for payment to the Company based on the number of patient visits or the number of hours worked. The Company is at risk for the medical services provided if the number of patient visits or hours worked exceed certain limits as defined in the contracts.

         Under the Company's contracts with HMO's (approximately 28% of total Company revenue at December 31, 1996), the Company receives a fixed, monthly fee from third-party payors for each covered life in exchange for assuming responsibility for the provision of medical services. To the extent that enrollees require more frequent or extensive care than was anticipated by the Company, revenue to the Company under a contract may be insufficient to cover the costs of care provided.

         The Company provides comprehensive medical services, including mental health and dental services, to inmates in various state and local correctional institutions (approximately 19% of total Company revenue at December 31, 1996). The Company provides primary care physician services directly and typically subcontracts other services with hospitals and medical specialists on either a capitated or discounted fee-for-service basis.

         Approximately 93% of InphyNet's revenue is earned through contracts which are directly between the payor (i.e. HMO, hospital, correctional facility or Department of Defense) and InphyNet or a wholly owned subsidiary of InphyNet. In these cases, the contratual revenue is earned by InphyNet or a consolidated subsidiary in which InphyNet owns a direct and majority voting interest.

         Approximately 7% of Inphynet's revenue relates to contracts with hospitals to which a Controlled Entity (as defined below), rather than InphyNet, is a party.

MEDICAL COSTS

         The Company employs or subcontracts with physicians on an hourly or salary basis to provide medical services under the Company's hospital, HMO, correctional and Department of Defense contracts. Additionally, some physicians may receive a bonus at the discretion of the Company.

         The Company provides for claims incurred but not yet reported based on past experience together with current factors. Estimates are adjusted as changes in these factors occur and such adjustments are reported in the year of determination. Although considerable variability is inherent in such estimates, management believes that these reserves are adequate.

PRINCIPLES OF CONSOLIDATION

         The Company's consolidated financial statements include the accounts of InPhyNet, investments in which it has a greater than 50% voting interest and Controlled Entities (as defined below). All significant intercompany accounts and transactions have been eliminated in consolidation.

         The Company has entered into management contracts and stock transfer restriction agreements ( the "Transfer Agreements") with professional corporations ("Controlled Entities") owned by one or more physicians. The management and Transfer Agreements may not be terminated by the Controlled Entities for any reason. The physician(s) that own the Controlled Entities are generally treated as employees of the Company and are solely responsible for the practice of medicine and delivery of medical services. The management contracts provide that the Company shall be responsible for the general management and administration of the day to day operations of the Controlled Entities, including but not limited to business planning, financial management, bookkeeping, accounting, data processing as well as human resources management. The management contracts also provide that the Company shall have the exclusive right to select the individuals serving as directors of Controlled Entities. The Transfer Agreements provide that all shares of the Controlled Entities are required to be transferred to a "Designated Transferee" for a nominal amount paid to the transferor at the Company's sole option, at any time and for any reason. These agreements provide the Company with unilateral and perpetual control over the assets and business operations of the entities.

         Notwithstanding the lack of legal record ownership of the Controlled Entities, consolidation of the entities is necessary to present fairly the financial position and results of operations of the Company because of the existence of a parent-subsidiary relationship by means other than record ownership by the Company of the Controlled Entities voting stock.

         Investments in unconsolidated joint ventures ("Affiliates") in which a 20% to 50% voting interest is owned by the Company are carried at cost plus equity in earnings since the date of acquisition.

USE OF ESTIMATES

         The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

CASH

         Deposits in banks may exceed the amount of insurance provided on such deposits. The Company performs reviews of the credit worthiness of its depository banks. The Company has not experienced any losses on its deposits of cash.

ACCOUNTS RECEIVABLE

         Accounts receivable result primarily from medical services provided to patients on a fee-for-service basis and on a fixed compensation or capitated basis from hospitals, military facilities and prison systems where the Company provides medical services. Fee-for-service amounts are paid by government sponsored health care programs (primarily Medicare and Medicaid), insurance companies, self-insured employees and patients. These receivables are geographically dispersed throughout the United States.

         Accounts receivable include an allowance for contractual adjustments, charity and other adjustments. Contractual adjustments result from differences between the rates charged for the service performed and amounts reimbursed under government sponsored health care programs and insurance contracts. Charity and other adjustments represent services provided to patients for which fees are not expected to be collected at the time the service is provided.

AVAILABLE-FOR-SALE SECURITIES

         Available-for-sale securities, which are included in other assets, are carried at fair market value, with resulting unrealized holding gains and losses reported as a separate component of stockholders' equity. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in investment income. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in investment income (see Note 16).

STOCK BASED COMPENSATION

         The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related Interpretations in accounting for its employee stock options because the alternative fair value accounting provided for under Financial Accounting Standards Board (FASB) Statement No. 123, "Accounting for Stock-Based Compensation", requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of the Company's employee stock options generally equals the market price of the underlying stock on the date of grant, no compensation expense is recognized (see Note 12).

EQUIPMENT, FURNITURE AND LEASEHOLD IMPROVEMENTS

         Equipment, furniture and leasehold improvements are recorded at cost and depreciated using the straight-line method over the estimated useful lives of the assets. Equipment and furniture are depreciated over a 5 - 7 year period. Leasehold improvements are amortized over the underlying assets' useful lives or the term of the lease, whichever is shorter.

COSTS IN EXCESS OF NET ASSETS ACQUIRED

         Costs in excess of net assets acquired are stated net of accumulated amortization and are amortized on a straight-line basis over periods ranging from ten to forty years. The Company periodically evaluates the recovery of the carrying amount of costs in excess of net assets acquired by determining if any impairment indicators are present. These indicators include duplication of resources resulting from acquisitions, income derived from businesses acquired, the estimated undiscounted cash flows of the entity over the remaining amortization period and other factors.

INCOME TAXES

         Prior to the IPO, EMSA was taxed under the provisions of Subchapter S of the Internal Revenue Code, which generally provides that in lieu of corporate income taxes, stockholders are taxed on the Company's taxable income in accordance with their ownership interests. As a result, the accompanying financial statements include no provision for income taxes related to EMSA's income prior to the completion of the IPO.

         Concurrent with the IPO, EMSA converted to C corporation status and became an accrual basis taxpayer with respect to federal income taxes and, for those states that recognize such tax election, state income taxes. Accordingly, for the year ended December 31, 1994, the consolidated statement of income includes pro forma adjustments (unaudited) for income tax expense which would have been recorded had EMSA been a taxable corporation based on the tax laws in effect during that period.

         Prior to its acquisition, MetroAmerican was taxed under the provisions of Subchapter S of the Internal Revenue Code. Concurrent with the acquisition of MetroAmerican, MetroAmerican converted to C corporation status and became an accrual basis taxpayer with respect to federal income taxes and, for those states that recognize such tax election, state income taxes. Income tax expense that would have been recorded if the Company had been subject to corporate income taxes for that period is not significant.

         Deferred income taxes have been provided in accordance with the provisions of FASB Statement No. 109, "Accounting for Income Taxes" (Statement
109) (see Note 7).

LONG LIVED ASSETS

         FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of" ("Statement 121"), requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amounts. The Company adopted Statement 121 in 1996 and, based on current circumstances, does not believe that any impairment indicators are present.

NET INCOME PER SHARE

         The computation of net income per share is based upon the weighted average number of common shares and common stock equivalents, primarily from stock options, outstanding during the period using the treasury stock method. Weighted average shares outstanding gives effect to the shares of common stock issued in connection with the Radiology Associates acquisition which was accounted for as a pooling of interests, as if the shares were outstanding for all periods presented. Shares issued in connection with the acquisition of MetroAmerican, which was accounted for as an immaterial pooling of interests, were treated as outstanding as of January 1, 1995 (see Note 3).

SUPPLEMENTAL NET INCOME AND SUPPLEMENTAL NET INCOME PER SHARE (UNAUDITED)

         Supplemental net income is calculated assuming the minority interests were purchased for common stock of the Company on January 1, 1994 and the Company was a taxable entity for all periods presented.

         The supplemental weighted average number of shares outstanding gives effect to the issuance of common stock in connection with the acquisition of the minority interests as if these transactions occurred on January 1, 1994.

RECLASSIFICATIONS

         Certain amounts in the prior years' consolidated financial statements have been reclassified to conform to the current year's presentation.

2.  PROPOSED MERGER AGREEMENT

         On January 21, 1997, the Company and MedPartners, Inc. ("MedPartners") announced they have agreed to merge. Upon consummation of the merger, each share of the Company's common stock will be exchanged for 1.311 shares of MedPartners common stock. Also, all of the Company's options will vest and will be converted into options of MedPartners based on the exchange ratio. The consummation of the merger is subject to, among other things, performance by each party under the merger plan and regulatory approval. In addition, the approval of the transaction requires approval by the shareholders of the Company and the Board of Directors of MedPartners.

3.  ACQUISITIONS

         Effective May 1, 1994, in a transaction accounted for as a purchase, the Company acquired substantially all the assets of Fox Healthcare Services Inc. and affiliated entities ("Fox Healthcare") for $5,000,000 in cash, excluding expenses associated with the acquisition of approximately $100,000, and a preferred limited partnership interest in the Company. At the time of the IPO, the preferred limited partnership interest was exchanged for $2,750,000 of the Company's common stock at the initial offering price of $12 per share. Costs in excess of net assets acquired were approximately $7,750,000. Fox Healthcare provides medical care to members of Humana Medical Plan, Inc. through the Company's clinics and also contracts with other medical providers for other medical services such as inpatient care and certain diagnostic procedures.

         Effective May 24, 1994, the Company acquired, in a purchase transaction, the common stock of two home health care companies ("AmCare") for $1,800,000 in cash and a $600,000 promissory note. Costs in excess of net assets acquired were approximately $2,500,000.

         Contemporaneous with the completion of the IPO, the Company exchanged 127,090 shares of its common stock for the 1.79% limited partnership interest in the Company. This transaction, which was accounted for as a purchase, resulted in costs in excess of net assets acquired of approximately $880,000.

         The following unaudited pro forma summary (in thousands) combines the consolidated results of operations of the Company, Fox Healthcare, AmCare and the acquisition of the minority interests and the preferred limited partnership interest in the Company, as if these transactions had occurred at January 1, 1994, after giving effect to certain adjustments including the amortization of goodwill, among others. The unaudited pro forma summary does not purport to be indicative of the results which may have been obtained had the acquisitions been consummated at the dates assumed, or of future results of operations of the consolidated companies.


                                     FOR THE YEAR ENDED
                                     DECEMBER 31, 1994
                                     -----------------
                                       (UNAUDITED)
Total revenue                           $279,777
                                        ========
Income before income tax expense        $ 15,717
                                        ========
Net income                              $  9,430
                                        ========
Net income per share                    $   0.74
                                        ========


         During the year ended December 31, 1995, the Company acquired, in transactions accounted for as purchases, substantially all the assets and operations of five primary care practices for approximately $6.7 million and approximately 57,000 shares of the Company's common stock valued at $17.68 per share. Costs in excess of net assets acquired were approximately $7.5 million. The pro forma effects of these acquisitions on total revenue, net income and earnings per share are not material.

         Effective July 1, 1995, in a transaction accounted for as a pooling of interests, the Company acquired MetroAmerican Radiology, Inc. and an affiliated entity ("MetroAmerican"). The accounts and results of operations of MetroAmerican have not been included in the accompanying financial statements prior to January 1, 1995, because the restatement would not have a material effect on the Company's consolidated financial statements. In connection with the transaction, the Company exchanged approximately 473,000 shares of Common Stock for all of the outstanding shares of MetroAmerican. As a result of this transaction, the Company acquired contracts to provide radiology services on a fee-for-service basis. The expenses associated with the transaction were approximately $500,000.

         Effective September 1, 1995, in a transaction accounted for as a pooling of interests, the Company acquired Radiology Associates of Hollywood, Inc. and affiliated entities ("Radiology Associates"). As a result, the accompanying financial statements include the accounts and results of operations of Radiology Associates for all periods presented. In connection with the transaction, the Company exchanged 1,625,000 shares of Common Stock for all of the outstanding shares of Radiology Associates. Radiology Associates, provides radiology and management services to hospitals, outpatient centers, radiation oncology centers and a regional teleradiology reading facility. Expenses associated with the transaction were approximately $1,200,000.

Prior to the date of the acquisition, total revenue and net income (loss) for the Company and the pooled entities are as follows:


                                              INPHYNET
                                               MEDICAL           POOLED
                                            MANAGEMENT INC.      ENTITIES       CONSOLIDATED
                                            ---------------      --------       ------------
YEAR ENDED DECEMBER 31, 1995:
Total revenue                                  $306,455          $ 18,885(1)    $325,340
                                               ========          ========       ========
Net income (loss)                              $ 11,546          $   (258)(1)   $ 11,288
                                               ========          ========       ========
YEAR ENDED DECEMBER 31, 1994:
Total revenue                                  $253,425          $ 16,945(2)    $270,370
                                               ========          ========       ========
Net income                                     $ 12,542          $    204(2)    $ 12,746
                                               ========          ========       ========

(1) Represents results of MetroAmerican and Radiology Associates from January 1, 1995 to the date of acquisition.

(2) MetroAmerican was accounted for as an immaterial pooling of interests and accordingly the accounts and results of its operations have not been included in the Consolidated Financial Statements prior to January 1, 1995.

         Effective January 16, 1996, in a transaction accounted for as a purchase, the Company acquired all of the outstanding stock of Sachs, Morris & Sklaver, Inc. for approximately $3.1 million. As a result of this transaction, the Company added two medical centers to its base of primary care practices. Costs in excess of net assets acquired were approximately $3.0 million. The pro forma effects of this acquisition on total revenue, net income and earnings per share are not material.

         Effective July 2, 1996, in a transaction accounted for as a purchase, the Company acquired certain assets of NHS National Health Services, Inc. As a result of this transaction, the Company acquired contracts to provide medical care to inmates in correctional institutions. The agreement stipulates that installments of the purchase price be determined on each annual anniversary of the transaction's effective date over a period of five years based upon the contracts future operating performance. Accordingly, costs in excess of net assets acquired will be recognized upon determination of the ultimate purchase price over the five year period. At closing, the total consideration paid and costs in excess of net assets acquired was not significant. The pro forma effects of this acquisition on total revenue, net income and earnings per share are not material.

4.  SIGNIFICANT AGREEMENTS

         Effective July 1, 1996, the Company entered into a five-year agreement (the "PCA Agreement"), with an option for an additional five years, with Physician Corporation of America ("PCA"). Under the PCA Agreement, InPhyNet will manage independent primary care physicians in South Florida and the Tampa Bay region. At December 31, 1996, physicians provided primary care services to approximately 50,500 covered lives: 24,500 in South Florida and 26,000 in the Tampa Bay area. PCA provides comprehensive health care service through its HMO's, Life and Property and Casualty Insurance Carriers and Worker's Compensation administrators located throughout the southeastern United States and the Caribbean.

         In connection with the PCA Agreement, the Company has established a $9.3 million reserve for losses associated with the provider contracts the Company was required to assume. For the year ended December 31, 1996, the Company has charged $6.2 million of losses under the PCA Agreement against this reserve. The remaining amount will be reduced by losses incurred through June 30, 1997.

5.  EQUIPMENT, FURNITURE, AND LEASEHOLD IMPROVEMENTS

Equipment, furniture, and leasehold improvements are comprised of the following (in thousands):

                                                                  DECEMBER 31,
                                                                  ------------
                                                             1996           1995
                                                             ----           ----

Equipment                                                   $17,546        $14,683
Furniture                                                     6,306          5,467
Leasehold improvements                                        1,589          1,325
                                                            -------        -------
                                                             25,441         21,475
Less accumulated depreciation                               (13,732)       (10,289)
                                                            -------        -------
Equipment, furniture, and
  leasehold improvements, net                               $11,709        $11,186
                                                            =======        =======

6.  NET REVENUE

         Net revenue consists of gross charges, net of allowances for contractual, charity and other adjustments. Contractual adjustments are based on the difference between charges at established rates and amounts estimated by management to be reimbursable by the Medicare and Medicaid programs, and public and private insurance contracts under applicable laws, regulations and program instructions. Reimbursable amounts are generally less than the established gross charge.

         Final determination of amounts earned for certain patients is subject to review by appropriate program representatives. Charity and other adjustments represent services provided to patients for which fees are not expected to be collected at the time the service is provided.

Net revenue consists of the following (in thousands):

                                                             FOR THE YEARS ENDED DECEMBER 31,
                                                             --------------------------------
                                                             1996           1995          1994
                                                             ----           ----          ----
Gross revenue                                              $ 674,467      $ 567,436     $ 468,281
Less allowances for contractual,
  charity and other adjustments                             (267,228)      (243,654)     (200,880)
                                                           ---------      ---------     ---------

Net revenue                                                $ 407,239      $ 323,782     $ 267,401
                                                           =========      =========     =========

Net revenue attributable to major customers consists of the following (in thousands):

                                                     FOR THE YEARS ENDED DECEMBER 31,
                                                     ----------------------------------
                                                      1996           1995          1994
                                                      ----           ----          ----
Humana Medical Plans, Inc. and its affiliates      $  60,691      $   58,866      $37,199
                                                   =========      ==========      =======
Department of Corrections, State of
 Massachusetts                                     $    --        $     --        $18,905
                                                   =========      ==========      =======

         Effective June 30, 1994, the contract with the Department of Corrections, State of Massachusetts was not renewed with the Company.


7.  INCOME TAXES

Historical

         Concurrent with the IPO, the Company converted to C Corporation status and became an accrual basis taxpayer with respect to federal income taxes and, for those states that recognize such tax election, state income taxes.

Significant components of income tax expense (benefit) are as follows (in thousands):

                      FOR THE YEARS ENDED DECEMBER 31,
                      --------------------------------
                      1996           1995         1994
                      ----           ----         ----
Current:
 Federal             $ 6,303      $ 6,128      $ 2,411
 State and local         915        1,826          405
                     -------      -------      -------
Total current          7,218        7,954        2,816
                     -------      -------      -------
Deferred:
 Federal               3,044          652       (2,263)
 State and local         636          199         (400)
                     -------      -------      -------
Total deferred         3,680          851       (2,663)
                     -------      -------      -------
                     $10,898      $ 8,805      $   153
                     =======      =======      =======


         Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

The Company's net deferred tax assets (liabilities) are comprised of the following (in thousands):

                                               DECEMBER 31,
                                            -------------------
                                            1996           1995
                                            ----           ----
Current deferred income taxes:
 Deferred tax assets                       $ 2,538       $ 4,408
 Deferred tax liabilities                   (1,797)       (2,394)
                                           -------       -------
                                               741         2,014
                                           -------       -------
Long-term deferred income taxes:
 Deferred tax assets                           419           473
 Deferred tax liabilities                   (3,764)       (1,411)
                                           -------       -------
                                            (3,345)         (938)
                                           -------       -------
Net deferred tax assets (liabilities)      $(2,604)      $ 1,076
                                           =======       =======

Significant components of the Company's deferred tax assets and liabilities are as follows (in thousands):

                                                      DECEMBER 31,
                                                  -------------------
                                                  1996           1995
                                                  ----           ----
Insurance reserves                               $ 1,382       $ 2,770
Allowance for charity and other adjustments       (1,104)           95
Change in accounting method for income
 taxes from cash to accrual                         (628)       (2,745)
Deferred loss on PCA Agreement                    (3,005)         --
Other                                                751           956
                                                 -------       -------
Net deferred tax assets (liabilities)            $(2,604)      $ 1,076
                                                 =======       =======


The reconciliation of income tax attributable to net income computed at federal statutory rates to income tax expense is as follows (in thousands):

                                                           FOR THE YEARS ENDED DECEMBER 31,
                                        ----------------------------------------------------------------------
                                               1996                       1995                   1994
                                               ----                       ----                   ----
                                        AMOUNT      PERCENT      AMOUNT        PERCENT     AMOUNT      PERCENT
                                        ------      -------      ------        -------     ------      -------
Tax at U.S. statutory rate             $ 9,656         35%      $ 6,832          34%      $ 4,386         34%

State and local income taxes, net
 of federal tax benefit                  1,242          5%        1,324           6%          253          2%

Taxes on income earned prior to
 revocation of Subchapter S
 election                                 --         --            (243)         --        (1,871)       (15)%

Tax expense (benefit) from
 conversion to C corporation              --         --             892           4%       (2,615)       (21)%
                                        ------    --------       ------        -------     ------      -------
                                       $10,898         40%      $ 8,805          44%      $   153        --
                                       =======    ========      =======        =======    =======     ========


         Prior to July 1, 1995, MetroAmerican was a Subchapter S corporation and, accordingly, was not subject to corporate income taxes. Concurrent with the acquisition of MetroAmerican on July 1, 1995, MetroAmerican converted to C corporation status and became an accrual basis taxpayer with respect to federal income taxes and, for those states that recognize such tax election, state income taxes. Accordingly, at the date of the transaction, the Company recorded a charge to income tax expense of approximately $892,000 to reflect the cumulative effect of adopting Statement 109.

Supplemental Income Taxes

The following unaudited supplemental information reflects income tax expense that would have been incurred during the year ended December 31, 1994 had the Company and its subsidiaries been subject to income taxes (in thousands):

CURRENT:
  Federal                             $4,721
  State and local                      1,249
                                      ------
Total current                          5,970
                                      ------
DEFERRED:
  Federal                                217
  State and local                         57
                                      ------
Total deferred                           274
                                      ------
                                      $6,244
                                      ======


The unaudited pro forma income tax expense differed from the amounts computed by applying the federal statutory rate of 34% to income before income taxes as follows (in thousands) for the year ended December 31, 1994:


                                       AMOUNT         PERCENT
                                       -------        -------
Tax at U.S. statutory rate            $  5,307           34%
State and local income taxes,
   net of federal tax benefit              937            6%
                                      --------         ----
                                      $  6,244           40%
                                      ========         ====


8.  PROFESSIONAL LIABILITY LOSS RESERVE

         In August 1995, the Company renewed substantially all of its professional liability coverage with a commercial insurance company. The new policy is on a claims made basis with a prefunded extended reporting endorsement. The extended reporting endorsement effectively provides for first dollar coverage for professional liability claims. The policy expires in August 1999.

         Historically, the Company maintained professional liability coverage for the Company and its employee and independent contractor physicians with a commercial insurance company on a claims made basis. The policy included a self-insured retention and the Company has recorded an estimate of its liability for this self-insured portion of its professional liability claims.

         The Company is involved in various legal proceedings incidental to its business, substantially all of which involve claims related to the alleged malpractice of employed and contracted medical professionals. In the opinion of the Company's management, no individual item of litigation or group of similar items of litigation, taking into account the insurance coverage maintained by the Company, is likely to have a material adverse effect on the Company's financial position, results of operations and liquidity.

9.  LONG-TERM DEBT

         On November 22, 1995, the Company entered into an Amended and Restated Revolving Credit and Reimbursement Agreement (the "Agreement") with its bank. The Agreement superseded the former term loan facility and extended to the Company an unsecured revolving loan commitment of up to $60,000,000. The maximum amount available to the Company is reduced by outstanding letters of credit (see
Note 10).

Long-term debt is comprised of the following (in thousands):

                                                                                   DECEMBER 31,
                                                                                 ------------------
                                                                                 1996          1995
                                                                                 ----          ----
$60,000 revolving credit and reimbursement arrangement, variable interest rate as selected by the Company (ranging from 6.765% to 7.25% as of
   December 31, 1995). Interest payments are due on the last day of an interest period, as defined in the Agreement (at least quarterly) with
   the entire amount outstanding due September 30, 1998                        $   --         $  9,000
Other                                                                               851          1,019
                                                                               --------       --------
                                                                                    851         10,019
Current portion                                                                    (512)          (402)
                                                                               --------       --------
                                                                               $    339       $  9,617
                                                                               ========       ========

         Under the terms of the Agreement, among other restrictive covenants, the Company must maintain, on a consolidated basis, certain financial ratios relating to leverage, working capital, and net worth. The Agreement also restricts, among other things, the amount of loans and investments in any entity which is not part of the consolidated group, capital expenditures, additional indebtedness and limits the payment of cash dividends on its common stock to twenty-five percent of current period net income.

Long-term debt as of December 31, 1996 matures as follows (in thousands):

                                  1997               $  512
                                  1998                  219
                                  1999                  120
                                  2000                   --
                                  2001                   --
                                                     ------
                                                     $  851
                                                     ======

10.  LETTERS OF CREDIT

Unused outstanding letters of credit are comprised of the following (in thousands):

                                                                DECEMBER 31,
                                                            --------------------
                                                            1996            1995
                                                            ----            ----

Outstanding under state regulations
    as collateral for the self-insured portion of the
    Company's worker's compensation programs               $   100      $   200
Available to insurance carrier
    as collateral for the company's professional
    liability insurance program                              1,000        1,000
Available as collateral
    for corrections contracts                                  650          650
Available as collateral
    for PCA Agreement                                       13,310         --
                                                           -------      -------
                                                           $15,060      $ 1,850
                                                           =======      =======

         All of the unused outstanding letters of credit expire during 1997. The Company intends to renew each letter of credit as they expire.

11.  RETIREMENT PLAN

         The Company maintains the EMSA 401(k) Profit Sharing Plan (the "Plan"), a deferred profit sharing plan which covers substantially all full time employees and provides for discretionary employer contributions in such amounts as the Board of Directors may annually determine. Employer contributions vest ratably over five years. The Plan may be terminated at any time without further obligation by the Company. However, should the plan be terminated, employees will become 100% vested with respect to the employer contributions.

         The Company's contribution to the Plan for the years ended December 31, 1996, 1995 and 1994 was approximately $455,000, $321,000 and $296,000, respectively.

12.  STOCKHOLDERS' EQUITY

COMMON STOCK

         The Company is authorized to issue 50,000,000 shares of common stock, par value $0.01 per share. In May 1994, the Board of Directors of EMSA declared a 165.1 to 1 stock split which became effective on the effective date of the IPO. The Company's consolidated financial statements have been retroactively restated to reflect 1) the stock split, 2) the increase in the number of authorized shares, and 3) the shares issued in connection with the Poolings as of the date the respective transactions are recorded in the Company's consolidated financial statements.

PREFERRED STOCK

         The Company is authorized to issue 20,000,000 shares of preferred stock, par value $0.10 per share. The Company has no present plans to issue any shares of preferred stock. In August 1995 the Board of Directors adopted a Shareholder Rights Plan (the "Rights Plan"). In order to implement the Rights Plan, the Board of Directors declared a dividend of one Right for each share of the Company's common stock to stockholders of record on September 1, 1995. Each Right, when exercisable, represents the right to purchase one one-thousandth of a share of a newly issued series of Preferred Stock of the Company designated "Series A Junior Participating Preferred Stock," par value $.10 per share. The exercise price of the Rights is $85.00 per Right, the redemption price is $0.01 per Right, and the Rights expire on August 23, 2005. In the event that any person or entity, together with affiliates or associates, acquires more than a certain specified percentage of voting stock of the Company, each Right will entitle the holder (other than an acquiring person and its affiliates or associates) to acquire, in certain circumstances, additional shares of voting stock at less than the prevailing market price. The Company has reserved 50,000 shares of the Series A Junior Participating Preferred Stock for issuance upon exercise of the Rights.

DIVIDENDS AND PARTNERSHIP DISTRIBUTIONS

         Prior to the IPO, when the Company was taxed as an S Corporation, the Board of Directors of the Company approved dividends and partnership distributions in the following amounts (in thousands) during the year ended December 31, 1994:


           Dividends                                                   $ 4,254
           Partnership distributions to minority interests               1,746
                                                                       -------
                                                                       $ 6,000
                                                                       =======

STOCK OPTION PLANS

         During 1994, the Company adopted the 1994 Stock Incentive Plan ("Stock Incentive Plan") and the Non-Employee Director Stock Option Plan ("Directors Plan"). Under the Stock Incentive Plan and the Directors Plan, the Company is authorized to issue options to purchase 2,500,000 and 200,000 shares of the Company's common stock, respectively.

         Stock Incentive Plan options are granted at the discretion of the Compensation Committee of the Company and typically expire ten years after the date of the grant. The exercise price of options issued is determined by the Compensation Committee in accordance with the provisions of the plan document. Under the Stock Incentive Plan, the Company is authorized to grant stock options, stock appreciation right, restricted stock award, phantom stock awards and performance share units. In the event that there is a change in control of the Company, the plan stipulates that all outstanding options will become fully vested and exercisable.

         Directors Plan options are granted at the fair market value on the date of the grant and expire ten years from the date of grant. Concurrent with being elected as a director, each non-employee director is granted an option to purchase 10,000 shares of common stock, and is automatically granted an option to purchase an additional 2,500 shares of common stock each year at the annual shareholders meeting. In the event that there is a change in control of the Company, the plan stipulates that all outstanding options will become fully vested and exercisable.

         In October 1995, the FASB issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("Statement 123"), which provides an alternative to APB No. 25. Statement 123 allows for a fair value based method of accounting for stock options. However, for companies that continue to account for stock-based compensation arrangements under APB 25, such as the Company, Statement 123 requires disclosure of the pro forma effect on net income and earnings per share of its fair value based accounting for those arrangements. The fair value for these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for 1996, 1995 and 1994, respectively; risk free interest rates of 6.04%, 5.24% and 6.49%, dividend yields of 0%, volatility factors of the expected market price of the Company's common stock of .601 and a weighted-average expected life of the options of 3 years. As of December 31, 1996, the weighted average remaining contractual life of all options outstanding was 4.25 years.

         The following unaudited pro forma summary presents the Company's net income and earnings per share as if the estimated fair value of the options were amortized to expense over the options' vesting period (in thousands except earnings per share information):

                                      FOR THE YEARS ENDED
                                         DECEMBER 31,
                                      -------------------
                                      1996           1995
                                      ----           ----
Pro forma net income                $ 15,255      $ 11,156
                                    ========      ========
Pro forma net income per share      $   0.95      $   0.74
                                    ========      ========



The pro forma effect of compensation expense from stock option awards on pro forma net income reflects the vesting of 1995 option awards in 1995 and 1996, and 1996 option awards in 1996, in accordance with Statement 123. Because pro forma compensation expense associated with a stock option award is recognized over the vesting period, the initial impact of applying Statement 123 may not be indicative of pro forma compensation expense in future years, when the effect of multiple awards will be reflected in pro forma net income.

A summary of the Company's stock option activity, and related information for the years ended December 31 is as follows:


                                      1996                      1995                       1994
                             -----------------------   ------------------------   -----------------------
                                            WEIGHTED                  WEIGHTED                   WEIGHTED
                                            AVERAGE                    AVERAGE                   AVERAGE
                             OPTIONS FOR    EXERCISE   OPTIONS FOR    EXERCISE    OPTIONS FOR    EXERCISE
                             SHARES (000)  PRICE ($)   SHARES (000)   PRICE ($)   SHARES (000)  PRICE ($)
                             ------------  ---------   ------------   ---------   ------------  ---------

Outstanding-Beginning
 of year                       1,454         13.55       1,030          10.81        347           9.08
Granted                          684         16.90         522          18.13        706          11.70
Exercised                       (128)        13.29         (79)         11.10        --            --
Forfeited                        (34)        15.73         (19)         12.00        (23)         12.00
                              ------                    ------                      -----

Outstanding-end of
 year                          1,976         14.62       1,454          13.55      1,030          10.81
                              ======                    ======                    ======

Exercisable at end of
 year                            730                       639                       347
                              ======                    ======                    ======

Weighted-average fair
 value of options
 granted during the year      $ 6.37                    $ 8.57                    $ 4.69
                              ======                    ======                    ======


Options outstanding and exercisable at December 31, 1996 are as follows:


                                                 OPTIONS OUTSTANDING                      OPTIONS EXERCISABLE
                                  --------------------------------------------           -------------------
                                                    WEIGHTED
                                                     AVERAGE          WEIGHTED                          WEIGHTED
                                    OPTIONS         REMAINING         AVERAGE           OPTIONS          AVERAGE
                                  OUTSTANDING      CONTRACTUAL        EXERCISE        EXERCISABLE       EXERCISE
RANGE OF OPTION PRICES              (000'S)            LIFE            PRICE            (000'S)           PRICE
----------------------              -------            ----            -----            -------           -----


$ 9.08 - $15.00                         915           4.5 yrs.         $ 10.88            659            $   10.50

$15.01 - $23.53                       1,061           4.7 yrs.         $ 17.84             71            $   17.81
                                      -----                                               ---

                                      1,976                                               730
                                      =====                                               ===




Options available for grant at December 31, 1996 are as follows (in thousands):


                                Stock Incentive Plan                  281
                                Directors Plan                        160
                                                                      ---
                                                                      441
                                                                      ===

13.  PRO FORMA HISTORICAL NET INCOME PER SHARE

         The pro forma historical net income per share amounts, as required by generally accepted accounting principles, after giving effect to the pro forma income tax adjustments as described in Note 1, are as follows for the year ended December 31, 1994 (in thousands, except per share data):

Historical income before income tax expense                         $ 12,899
Pro forma income tax expense                                           5,160
                                                                    --------
Pro forma net income                                                $  7,739
                                                                    ========
Pro forma net income per share                                      $   0.72
                                                                    ========
Historical weighted average shares outstanding                        10,785
                                                                    ========


14.  RELATED PARTY TRANSACTIONS

         One of the buildings used for corporate offices of the Company is leased from a Florida limited partnership. In consideration for signing the lease, the Company was granted an 8 percent limited partnership interest in the partnership which owns and operates the building. In addition, this limited partnership has two limited partners who are directors, officers and stockholders of the Company. The lease provides for the payment of a proportionate share of increases in operating expenses over the base year in addition to the monthly rent. The lease term expires December 31, 1997. The amounts paid during the years ended December 31, 1996, 1995 and 1994 were approximately $443,000, $413,000 and $ 408,000, respectively.

         In September 1993, the Company assumed a lease for office space in a building that is owned by certain stockholders of the Company. The lease term expires December 31, 2000. The amounts paid during the years ended December 31, 1996, 1995 and 1994 were approximately $332,000, $354,000, and $298,000 , respectively.

         The Company received income of approximately $1,281,000, $1,558,000, and $2,969,000 for the years ended December 31, 1996, 1995 and 1994, respectively, for administrative, consulting, and billing fees provided to Affiliates. At December 31, 1996 and 1995, accounts receivable from Affiliates related to the above services were approximately $202,000 and $559,000, respectively.

         The Company incurred professional fees of approximately $97,000, $220,000 and $441,000 for financial advisory services provided to the Company during the years ended December 31, 1996, 1995, and 1994, respectively, by the Company's financial advisor. A general partner of the Company's financial advisor is a member of the Company's Board of Directors. In addition, a brother of the Company's Chief Financial Officer is a general partner in the same financial advisory firm.

         During 1995, the Company incurred approximately $100,000 for services provided by a consulting firm, a partner of which is a member of the Company's Board of Directors. Upon termination of the consulting services, the individual serving as a director accepted a position as the Company's Chief Operating Officer.

15.  OPERATING LEASES

         The Company is obligated under various noncancelable operating leases. The minimum future obligation under these agreements at December 31, 1996 is as follows (in thousands):

         1997                                           $   3,886
         1998                                               3,068
         1999                                               2,777
         2000                                               1,654
         2001                                               1,186
         2002 and thereafter                                   --
                                                        ---------
                                                         $ 12,571
                                                        =========

         Rent expense for the years ended December 31, 1996, 1995 and 1994 was approximately $3,792,000, $3,453,000, and $2,736,000, respectively. Certain of the Company's operating leases contain rent escalation clauses and renewal options as defined in the respective agreements.

16.  EQUITY SECURITIES

         In May 1993 the FASB issued Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities (the "Statement"). The Company adopted the provisions of the statement for investments held as of or acquired after January 1, 1994. In accordance with the Statement, prior period financial statements have not been restated to reflect the change in accounting principle. The cumulative effect as of January 1, 1994 of adopting the Statement increased the opening balance of stockholders' equity by approximately $696,000 to reflect the net unrealized holding gains on securities classified as available-for-sale previously carried at lower of cost or market. No unrealized holding losses on investments have been reflected in 1994 net income. As of December 31, 1996, the fair market value and cost of the Company's marketable equity securities were approximately $300,000 and $500,000, respectively.

17.  FINANCIAL INSTRUMENTS

The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

CASH

The carrying amount reported in the balance sheet for cash approximates its fair value.

ACCOUNTS RECEIVABLE AND ACCOUNTS PAYABLE

The carrying amounts reported in the balance sheet for accounts receivable and accounts payable approximate their fair value.

INVESTMENT SECURITIES

The fair values for equity securities are based on quoted market prices.

LONG TERM DEBT

The carrying amount of the Company's long term debt approximates their fair value. The Credit Facility contains borrowing options of 1 to 6 months at which time borrowed amounts are repaid or reborrowed at new interest rates based on prime or LIBOR.

                INPHYNET MEDICAL MANAGEMENT INC. AND SUBSIDIARIES
                               SUPPLEMENTARY DATA
                                   (UNAUDITED)

CONSOLIDATED QUARTERLY FINANCIAL INFORMATION (IN THOUSANDS)(EXCEPT PER SHARE
DATA):

                                                                 THREE MONTHS ENDED
                                             -------------------------------------------------------------
                                             MARCH 31         JUNE 30        SEPTEMBER 30      DECEMBER 31
                                             --------         -------        ------------      -----------
      YEAR ENDED DECEMBER 31, 1996
      Total revenue                        $    87,903      $    90,466       $    113,340       $   116,811
      Operating expenses                        81,545           83,864            105,614           108,630
                                           -----------      -----------       ------------       -----------
      Income from operations               $     6,358      $     6,602       $      7,726       $     8,181
                                           ===========      ===========       ============       ===========
      Net income                           $     3,650      $     3,590(1)    $      4,617       $     4,834
                                           ===========      ===========       ============       ===========
      Net income per share                 $      0.23      $      0.22(1)    $       0.29       $      0.30
                                           ===========      ===========       ============       ===========

      Weighted average number of
        common shares outstanding               16,067           16,061             15,966            16,002
                                           ===========      ===========       ============       ===========

      YEAR ENDED DECEMBER 31, 1995
      Total revenue                        $    77,106      $    81,858       $     82,034       $    84,342
      Operating expenses                        71,767           76,412             78,133            77,701
                                           -----------      -----------       ------------       -----------
      Income from operations               $     5,339      $     5,446       $      3,901       $     6,641
                                           ===========      ===========       ============       ===========
      Net income                           $     2,823      $     3,169       $      1,208(2)    $     4,088
                                           ===========      ===========       ============       ===========
      Net income per share
                                           $      0.19      $      0.21       $       0.08(2)    $      0.26
                                           ===========      ===========       ============       ===========
      Weighted average number of common
      shares outstanding                        14,629           14,810             15,026            15,614
                                           ===========      ===========       ============       ===========

-----------------------

(1) Net income has been reduced by one time charges consisting of the loss on the sale of physician practices of $0.7 million and certain management restructuring charges of $0.3 million recorded during the three months ended June 30, 1996. The effect of these costs, net of tax, is to reduce net income per share by $0.04.

(2) Net income has been reduced by acquisition costs incurred in connection with poolings of interest of $1.7 million and employee severance and other costs of $0.8 million. The effect of these costs, net of tax, in addition to $0.9 million of tax conversion charge (see Note 7 to the Company's consolidated financial statements) is to reduce net income per share by $0.16.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The table below sets forth the names, ages and titles of the persons who are directors and executive officers of the Company:

                NAME                    AGE                               POSITION
                ----                    ---                               --------
Clifford Findeiss..................      56    Chairman of the Board, President and Chief Executive Officer
Erie D. Chapman, III ..............      53    Senior Executive Vice President, Chief Operating Officer and Director
George W. McCleary, Jr.............      45    Executive  Vice President, Chief Financial Officer, Secretary and
                                                 Director
Jere D. Creed......................      55    Senior Vice President, Hospital Physician Services and Director
Marta Prado........................      45    Senior Vice President, Capitated Medical Services and Director
Neil J. Principe...................      51    Senior Vice President, Hospital Physician Services - Business
                                                   Development and Director
Victor J. Weinstein................      51    Senior Vice President, Mergers and Acquisitions, Treasurer and Director
Thomas E. Dewey, Jr.(1)(2).........      64    Director
Donald C. Wegmiller(1)(2)..........      58    Director


----------
(1) Member of the Compensation Committee of the Board of Directors.
(2) Member of the Audit Committee of the Board of Directors.

         CLIFFORD FINDEISS, Chairman of the Board of Directors since August 1994, has served as President and Chief Executive Officer of the Company since 1974. He was a founder of the Company. Dr. Findeiss holds a B.S. in Mechanical Engineering from Northwestern University (1964), an M.D. from Northwestern University Medical School (1968), and an M.S. in Pharmacology from Northwestern University (1969).

         ERIE D. CHAPMAN, III, a Director since May 1995, was appointed Chief Operating Officer of the Company in November 1995. He was President and Chief Executive Officer of U.S. Health Corporation, an Ohio not for profit company he co-founded, from 1984 until June 1995, and was Chief Executive Officer and Vice Chairman (1992-1994) and President and Chief Executive Officer (1983-1992) of Riverside Methodist Hospitals, Columbus, Ohio. Mr. Chapman currently serves as a director of 13 privately held corporations. He holds a B.S. degree from Northwestern University (1965) and a J.D. from George Washington University
(1968). He is a member of the Ohio Bar Association.

         GEORGE W. MCCLEARY, JR., a Director since August 1994, has served as Executive Vice President, Chief Financial Officer and Secretary since August 1994. He has been employed by the Company since December 1983. Mr. McCleary holds a B.A. from Boston University (1974), a Masters degree in International Business from the American Graduate School of International Management (1975), and a J.D. from Stetson University College of Law (1979). He is a member of the Florida Bar Association.

         JERE D. CREED, a Director since August 1994, has served as Senior Vice President, Hospital Physician Services since September 1993. He was a founder of the Company and has been an executive officer since 1974. Dr. Creed holds a B.A. from Youngstown University (1964) and an M.D. from the University of Miami School of Medicine (1970). He is certified by the ABEM and is an examiner for the ABEM. Dr. Creed serves as a Clinical Associate Professor of Medicine at the University of Miami School of Medicine.

         MARTA PRADO, a Director since August 1994, was appointed to Senior Vice President, Capitated Medical Services in November 1995. Ms. Prado had served as Senior Vice President, Correctional Care since September 1993. She has been employed by the Company since 1980. Ms. Prado holds a B.S. in Nursing from the University of Miami School of Nursing and Medicine (1971).

         NEIL J. PRINCIPE, a Director since August 1994, was appointed Senior Vice President, Hospital Physician Services-Business Development in November 1995. Dr. Principe had served as Vice President, Recruitment since September 1993. He has been an executive officer of the Company since 1974. He holds a B.A. from Cornell University (1967), and an M.D. from the State University of New York Downstate Medical College (1971). He has completed a residency in internal medicine and is certified by the ABEM and by the ABIM.

         VICTOR J. WEINSTEIN, a Director since August 1994, was appointed Senior Vice President, Mergers and Acquisitions, and Treasurer in November 1995. He has been affiliated with the Company since 1976. Dr. Weinstein holds a B.A. from Tulane University (1966) and an M.D. from Tulane University Medical School
(1970). He has completed a residency in internal medicine and is certified by the ABEM and by the ABIM.

         THOMAS E. DEWEY JR., a Director since August 1994, has been a General Partner of McFarland Dewey & Co., a financial advisory services firm since 1989. Prior to the formation of McFarland Dewey & Co., he was President of Thomas E. Dewey, Jr. & Co., Inc., a financial advisory services firm, from 1976 to 1989, and a General Partner of Kuhn, Loeb & Co. from 1965 to 1975. Mr. Dewey is a director of Northwest Natural Gas Company and Chairman Emeritus of Lenox Hill Hospital, New York, N.Y. He holds an A.B. from Princeton University (1954) and an M.B.A. from Harvard University (1958).

         DONALD C. WEGMILLER, a Director since August 1994, has been President of the Management Compensation Group/Healthcare, a consulting firm that specializes in compensation and benefit programs for health care executives and physicians, since April 1993. From 1978 to April 1993, Mr. Wegmiller was President and Chief Executive Officer of Health Span Health Services (a successor to Health One Corporation), a Minneapolis-based health care system. Mr. Wegmiller also served as Chairman of the Board of American Hospital Association and currently serves as a director of Possis Medical, Inc., Minnesota Power & Light Company, HBO & Company, and Medical Graphics Corporation. He holds a B.A. from the University of Minnesota (1960), and an M.A. from the University of Minnesota (1962).

CLASSIFICATION OF BOARD OF DIRECTORS

         The Company's Board of Directors is divided into three classes -- Class I, Class II and Class III -- which must be as equal in number of members as possible. Each class of directors serves for a three year term and is elected on a rotating three year-basis.

         The Class I Directors (Clifford Findeiss, George W. McCleary, Jr., Neil
J. Principe and Erie D. Chapman, III) hold office until the 1998 annual shareholders meeting. The Class II Directors (Jere D. Creed, Thomas E. Dewey, Jr., Marta Prado and Victor J. Weinstein) hold office until the 1999 annual shareholders meeting. The Class III Director (Donald C. Wegmiller) holds office until the 1997 annual shareholders meeting.

ITEM 11.  EXECUTIVE COMPENSATION

         The following table sets forth the compensation received by the Company's Chief Executive Officer and the four other most highly compensated executive officers of the Company (collectively, the "Named Executive Officers") for services in all capacities for the years ended December 31, 1996, 1995 and 1994:

                           SUMMARY COMPENSATION TABLE


                                                                                LONG TERM
                                                                           COMPENSATION AWARDS
                                                                        -------------------------
                                                                        RESTRICTED     SECURITIES
                                                ANNUAL COMPENSATION       STOCK        UNDERLYING       ALL OTHER
       NAME AND PRINCIPAL POSITION      YEAR    SALARY ($)  BONUS ($)   AWARDS ($)    OPTIONS (#)   COMPENSATION ($)
       ---------------------------      ----    ----------  ---------   ----------    -----------   ----------------
Clifford Findeiss                       1996      362,500      --           --             --              --
  Chairman of the Board of Directors,   1995      420,826      --           --             --              --
  Chief Executive Officer and           1994      388,317      --           --             --               144
  President

Erie D. Chapman, III (1)                1996      275,000      --         57,035(2)        --           251,876(3)
  Senior Executive Vice President,      1995       27,500      --           --          210,000            --
  Chief Operating Officer and           1994         --        --           --             --              --
  Director

George W. McCleary, Jr                  1996      350,000      --           --           75,000            --
  Executive Vice President,             1995      375,000      --           --           12,000            --
  Chief Financial Officer,              1994      374,999    35,000         --           25,000              51
  Secretary and Director

Jere D. Creed                           1996      253,750      --           --             --              --
  Senior Vice President, Hospital       1995      350,000      --           --             --              --
  Physician Services and Director       1994      353,029      --           --             --               144

Marta Prado                             1996      290,000      --           --           75,000         156,700(3)
  Senior Vice President, Capitated      1995      238,114      --           --            8,000            --
  Medical Services and Director         1994      200,000    25,000         --           20,000              51


------------------------------

(1)      Mr. Chapman assumed his position with the Company on November 17, 1995.

(2) Under the terms of Mr. Chapman's employment agreement, he received 3,202 shares of restricted stock that vest ratably over 12 months. At December 31, 1996, Mr. Chapman owned 3,202 shares of restricted stock.

(3)      Represents compensation from the exercise of stock options.

STOCK OPTION GRANTS IN 1996

The following tables set forth, with respect to any of the Named Executive Officers, options granted during the Company's last fiscal year and the future potential realized value of such options at assumed annual rates of stock price appreciation:

                                                           STOCK OPTION GRANTS IN 1996

                                                                                           POTENTIAL REALIZED
                        NUMBER OF   PERCENT OF                                          VALUE AT ASSUMED ANNUAL
                       SECURITIES  TOTAL OPTIONS             MARKET                        RATES OF STOCK PRICE
                       UNDERLYING   GRANTED TO   EXERCISE    PRICE                     APPRECIATION FOR OPTION TERM
                         OPTIONS   EMPLOYEES IN    PRICE    AT DATE OF   EXPIRATION   ------------------------------
NAME                   GRANTED (#)  FISCAL YEAR  PER SHARE   GRANT(2)      DATE         0%($)      5%($)      10%($)
----                   -----------  -----------  ---------   ------      ----------    ------      -----      ------
George W. McCleary, Jr.  75,000(1)      11.79%     $17.20    $17.75     January 2002   41,250     413,598     865,218
Marta Prado              75,000(1)      11.79%     $17.20    $17.75     January 2002   41,250     413,598     865,218

------------------------------

(1) These options were granted in December 1996 under the 1994 Stock Incentive Plan. One-third of the options granted became fully vested and exercisable on January 2, 1997, and one-third of the options granted will vest and become exercisable on each of January 2, 1998 and January 2, 1999, respectively.

(2)      As reported on the Nasdaq National Market on the date of grant.

AGGREGATED OPTION EXERCISES AND OPTION VALUES

The following table provides certain information concerning the exercise of options during fiscal 1996, the number of securities underlying unexercised options held by any of the Named Executive Officers and the value of each such officer's unexercised options at December 31, 1996:


                 AGGREGATED OPTION EXERCISES IN 1996 AND FISCAL
                             YEAR-END OPTION VALUES


                                                                   NUMBER OF SECURITIES           VALUE OF UNEXERCISED
                                                                 UNDERLYING UNEXERCISED         IN-THE-MONEY OPTIONS AT
                       SHARES ACQUIRED                         OPTIONS AT FISCAL YEAR-END          FISCAL YEAR-END
NAME                    ON EXERCISE(#)    VALUE REALIZED($)    EXERCISABLE/UNEXERCISABLE(#)   EXERCISABLE/UNEXERCISABLE
----                   ---------------    -----------------    ----------------------------   -------------------------
Erie D. Chapman, III       40,000               251,876             43,333/126,667                    31,666/ 88,334
George W. McCleary, Jr.       --                    --             231,295/ 95,335                 2,014,490/110,010
Marta Prado                10,000               156,700            135,412/ 89,668                 1,168,946/100,008

EMPLOYMENT AGREEMENTS

          The Company is a party to employment agreements with each of its Named Executive Officers. The provisions of the employment agreements are substantially identical, except for Mr. Chapman's (which is described below). The employment agreements, other than Mr. Chapman's, have terms of three years, expiring on December 1, 1999. The employment agreements with Messrs. Findeiss, Chapman, McCleary, Creed and Ms. Prado, provide for base annualized salaried compensation of $362,500, $275,000, $350,000, $253,750, and $290,000,
respectively, for such persons through December 1, 1999. Each employment agreement requires the officer to devote substantially all of The Company may terminate the employment agreements for any reason at any time. In the event of a termination by the Company without cause, the officer is entitled to one year's salary plus a prorated portion of any bonus the officer would have earned. The employment agreements provide that for one year after termination of employment with the Company for any reason, the officer will not directly or indirectly, own, manage, operate, join, control or participate in or be connected with, as an officer, employee, partner, stockholder, or otherwise, any business, individual, partnership, firm, or corporation which is at the time engaged principally or significantly in a business which is, directly or indirectly, at the time in competition with the business of the Company (or any subsidiary or affiliate) in an area in which the Company (or such subsidiary or affiliate) then conducts business.

         Mr. Chapman's employment agreement is for a term of three years expiring on December 31, 1998, with the Company's option to extend for two additional one-year terms. Under the terms of Mr. Chapman's employment agreement, the Company agreed to grant Mr. Chapman 3,202 shares of stock each January 1st over the term of the employment agreement. Each grant vests at the rate of one-twelfth on the last day of each month, during the year of each grant. Mr. Chapman is also to be paid a quarterly bonus of $18,750, if the Company meets or exceeds the projected street consensus of the Company's quarterly earnings per share as listed on First Call Research Network on the first day of the fiscal year and an annual bonus of $50,000 if the Company meets or exceeds its budgeted annual revenues for a fiscal year, excluding revenues attributable to any entities acquired in transactions accounted for as poolings of interests with respect to periods prior to the acquisition date. The employment agreement of Mr. Chapman has a change of control provision that provides for a severance payment in an amount equal to his annual compensation if, during the six months following a change in control, he is terminated without cause or, in certain circumstances, there is a substantial diminution in his duties.

         In the event that there is a change of control in the Company, certain provisions of executive employment agreements and stock option plans will become effective. Each Named Executive Officers' respective employment agreement provides (except in the case of Erie D. Chapman, III) for severance payments in an amount equal to (i) 1.5 times each such officer's annual salary if, within 12 months following a change of control, the officer terminates his employment for any reason or the Surviving Corporation terminates such officer's employment other than for disability or cause, and (ii) 0.5 times such officer's annual salary, if at least 12 but not more than 25 months following a change of control, the Surviving Corporation terminates such officer's employment other than for disability or cause or if the officer terminates his employment for good reason.

         In addition, at December 31, 1996, the Named Executive Officers have current option grants, the vesting of which will accelerate upon a change of control of the Company, including Erie D. Chapman, III (126,667 options at exercise prices ranging from $16.00 to $17.375 per share), George W. McCleary, Jr. (95,335 options at exercise prices ranging from $12.00 to $19.76 per share) and Marta Prado (89,668 options at exercise prices ranging from $12.00 to $19.76 per share).

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         The Compensation Committee of the Board of Directors determines executive compensation, subject to the terms of each executive officer's employment agreement with the Company. No executive officer of the Company served on any board of directors or compensation committee of any entity other than the Company with which any member of the Compensation Committee is affiliated.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information with respect to beneficial ownership of the Common Stock as of March 13, 1997 by: (i) each person known to the Company to beneficially own more than 5% of the common stock; (ii) each director and nominee for director of the Company; (iii) each executive officer named in the Summary Compensation Table; and (iv) all directors and executive officers of the Company as a group. Except as otherwise indicated, each shareholder named has sole voting and investment power with respect to such shareholder's shares.


                                                                AMOUNT OF BENEFICIAL OWNERSHIP
                                                                       OF COMMON STOCK
                                            ------------------------------------------------------------------
                                              NUMBER       STOCK OPTIONS       TOTAL SHARES     PERCENTAGE OF
                                                OF          EXERCISABLE        BENEFICIALLY      OUTSTANDING
                                              SHARES      WITHIN 60 DAYS(3)      OWNED              SHARES
                                            ---------     --------------      --------------       ---------
Clifford Findeiss (1)                       1,028,666           --              1,028,666            6.30%
Joseph J. Badal                               983,872           --                983,872            6.03%
Jere D. Creed (1)                             974,669           --                974,669            5.97%
T. Rowe Price Associates, Inc.                936,800           --                936,800            5.74%
Neil J. Principe                              489,320           --                489,320            3.00%
Victor J. Weinstein (1)                       451,303           --                451,303            2.76%
George W. McCleary, Jr                        155,932        262,295              418,227            2.52%
Marta Prado                                    87,325        164,412              251,737            1.53%
Erie D. Chapman, III                            4,269(2)      43,333               47,602              *
Donald C. Wegmiller                              --            7,499                7,499              *
Thomas E. Dewey, Jr                              --            7,499                7,499              *
All directors and executive officers as a
  group (nine persons)                      3,191,484        485,034            3,676,518           21.87%


------------------------------

*        Less than 1%.

(1) The shares beneficially owned by Drs. Findeiss, Creed and Weinstein are held through the J. Clifford Findeiss Revocable Trust, the Jere D. Creed Revocable Trust and the Victor Jerome Weinstein Revocable Trust, respectively.

(2) Includes 534 shares of Common Stock that will vest through May 1, 1997 pursuant to the January 1, 1997 grant of 3,202 shares of Common Stock in accordance with Mr. Chapman's employment agreement (see Employment Agreements).


(3)      Includes all vested options and options that will vest within 60 days.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

                 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          One of the buildings used for the Company's corporate offices is leased from Barr-Bell Limited, a Florida limited partnership. The Company acquired an 8 percent limited partnership interest in the partnership which owns and operates the building. Clifford Findeiss, the Company's Chief Executive Officer, President and Chairman of the Board of Directors, and Neil J. Principe, a Senior Vice President of Business Development and Director, are Barr-Bell limited partners. The total rent paid during the year ended December 31, 1996 was approximately $443,000, which will increase annually in proportion to increases in the Consumer Price Index. The lease provides for the payment by the Company of a proportionate share of increases in operating expenses over the base year in addition to the monthly rent. The lease term expires December 31, 1997.

          During 1996, the Company incurred professional fees in an aggregate amount of approximately $97,000 for financial advisory services provided to the Company by McFarland Dewey & Co. ("McFarland Dewey"). Thomas E. Dewey, Jr., became a member of the Company's Board of Directors subsequent to the completion of the IPO and is a general partner in McFarland Dewey. In addition, a brother of the Company's Chief Financial Officer is a general partner in McFarland Dewey.

          The Company believes that the terms of the transactions described above are fair to the Company and comparable to what would have been obtained in arms' length negotiations with unaffiliated parties.

                      COMPLIANCE WITH SECTION 16(A) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


         Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers, and persons who own more than 10 percent of the Common Stock, to file with the Securities and Exchange Commission ("SEC") and the Nasdaq National Market initial reports of beneficial ownership and changes in beneficial ownership of the Common Stock. Such persons are also required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations as to transactions for which reports are required, all Section 16(a) filing requirements applicable to such individuals were complied with during 1996


                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

    (a)    The following documents are filed as part of this report:

           (1)  Financial Statements

           The list of financial statements required by this item is set forth in Item 8, "Consolidated Financial Statements and Supplementary Data."

           (2)  Financial Statement Schedule
                                                                        Page
                                                                        ----
           Schedule II - Valuation and Qualifying Accounts               48

All other schedules have been omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedules.

           (3)  Exhibits

                The exhibits filed herewith or incorporated by reference are listed on the index at pages 49 and 50.

           (b)  Reports on Form 8-K

                The Company filed no reports on Form 8-K during 1996.

                INPHYNET MEDICAL MANAGEMENT INC. AND SUBSIDIARIES
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)


                                                            ADDITIONS
                                                     -------------------------
                                      BALANCE AT      CHARGED TO   CHARGED TO                       BALANCE
                                      BEGINNING      COSTS AND      OTHER                          AT END OF
      DESCRIPTION                     OF PERIOD       EXPENSES     ACCOUNTS(1)  DEDUCTIONS(2)        PERIOD
      -----------                    -----------     ----------   ------------  -------------     ----------
YEAR ENDED DECEMBER 31, 1996
Allowances for contractual,
   charity and other adjustments      $  91,000          --        $ 267,000      $(275,000)       $  83,000

YEAR ENDED DECEMBER 31, 1995
Allowances for contractual,
   charity and other adjustments      $  63,000          --        $ 244,000      $(216,000)       $  91,000

YEAR ENDED DECEMBER 31, 1994
Allowances for contractual,
   charity and other adjustments      $  47,000          --        $ 201,000      $(185,000)       $  63,000


------------------------------

(1)      See Note 6 to the Consolidated Financial Statements

(2)      Accounts written off, net of recoveries

                INPHYNET MEDICAL MANAGEMENT INC. AND SUBSIDIARIES
                                INDEX TO EXHIBITS
                                 (ITEM 14(A)(3))


Exhibit
  No.          Description
--------       -----------
 2.1           Agreement and Plan of Merger, dated as of August 31, 1995, between InPhyNet Medical Management
               Inc., IMMI Radiology Acquisition Corporation, Rosendorf, Margulies, Boroshok and Schoenbaum
               Radiology Associates of Hollywood, Inc., Imaging Health Services, Inc., Hollywood Professional
               Collections, Inc. and the shareholders of Rosendorf, Margulies, Boroshok and Schoenbaum Radiology
               Associates of Hollywood, Inc., Imaging Health Services, Inc. and Hollywood Professional
               Collections, Inc. listed on Exhibit A thereto.***

 2.2           Agreement and plan of merger dated as of January 20, 1997 by and among MedPartners, Inc. Seabird Merger
               Corporation and Inphynet Management Inc.

 3.1           Certificate of Incorporation of the Registrant*

 3.2           Bylaws of the Registrant*

 4.1           Specimen Common Stock certificate*

 4.2           Rights Agreement, dated as of August 23, 1995, between InPhyNet Medical Management Inc., and State
               Street Bank and Trust Company, as Rights Agent***

10.1           Inphynet Medical Management Inc. 1994 Non-Employee Director Stock Option Plan*

10.2           Inphynet Medical Management Inc. 1994 Stock Incentive Plan*

10.3           Form of Executive Employment Agreement

10.4           Registration Rights Agreement between the Company and the Holders (as defined herein)**

10.5           Agreement of Lease, dated January 16, 1987, between Barr-Bell Ltd., as lessor, and EMSA, as lessee*

10.6           Office Lease for 1200 South Pine Island Road, dated as of March 16, 1992, between Hartford Fire
               Insurance Company, as lessor, and EMSA, as lessee*

10.7           Corporate Center Office Lease, dated as of January 1, 1993, between Ridgewood Miller Partners, as lessor, and Acute Care Specialists, Inc., as lessee*

10.8           First Amendment to Lease Agreement, dated June 1, 1993, between Ridgewood Miller Partners, as
               Lessor, and Acute Care Specialists, Inc., as lessee*

10.9           Form of Guaranty and Suretyship Agreement, dated as of September 15, 1994, made by certain of the
               Company's subsidiaries to the banks and agent that are parties to the Amended and Restated
               Revolving Credit and Reimbursement Agreement**

10.10          Amended and Restated Revolving Credit and Reimbursement Agreement, dated September 15, 1994, by and among Inphynet Medical Management Inc., NationsBank of Florida, National Association, as
               Lender and NationsBank of Florida, National Association, as Agent**

10.11          Amendment No. 1 to amended and Restated Revolving Credit and Reimbursement Agreement, dated
               November 22, 1995, by and among Inphynet Medical Management Inc., NationsBank of Florida, National
               Association, as Lender and NationsBank of Florida, National Association, as Agent****

                INPHYNET MEDICAL MANAGEMENT INC. AND SUBSIDIARIES
                          INDEX TO EXHIBITS (CONTINUED)
                                 (ITEM 14(A)(3))

Exhibit
  No.          Description
--------       -----------

11             Statement Re: Computation of Per Share Earnings

21             Subsidiaries of the Registrant

23             Consent of Independent Certified Public Accountants



* Incorporated by reference from the Company's Registration Statement in Form S-1, No. 33-80106, previously filed with the Securities and Exchange Commission (the "Commission") and declared effective on August 19, 1994.

** Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1994 and filed with the Commission on November 14, 1994.

*** Incorporated by reference to the Registrant's Report on Form 8-K filed on August 28, 1995.

**** Incorporated by reference to the Registrant's Report on Form 10-K for the year ended December 31, 1995.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 27, 1997.

                              INPHYNET MEDICAL MANAGEMENT INC.

                              By:           /s/ Clifford Findeiss
                                    -------------------------------------------
                              Name:             Clifford Findeiss
                              Title: President and Chief Executive Officer, Chairman of the Board


Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Company and in the capacities indicated on March 27, 1997.

Signature                                           Title
---------                                           -----

/s/     Clifford Findeiss                  President, Chief Executive Officer and Chairman of the
------------------------------------       Board of Directors
        Clifford Findeiss

/s/   Erie D. Chapman, III                 Senior Executive Vice President, Chief Operating Officer
------------------------------------       and Director
      Erie D. Chapman, III

/s/  George W. McCleary, Jr.               Executive Vice President, Chief Financial Officer,
------------------------------------       Director and Secretary
     George W. McCleary, Jr.

/s/     Mary Ann Blanford                   Vice President, Chief Accounting Officer
------------------------------------
        Mary Ann Blanford


/s/       Jere D. Creed                    Senior Vice President and Director
------------------------------------
          Jere D. Creed


/s/        Marta Prado                     Senior Vice President and Director
------------------------------------
           Marta Prado


/s/     Neil J. Principe                   Senior Vice President and Director
------------------------------------
        Neil J. Principe


/s/    Victor J. Weinstein                 Senior Vice President, Treasurer and Director
------------------------------------
       Victor J. Weinstein


/s/   Thomas E. Dewey, Jr.                 Director
------------------------------------
      Thomas E. Dewey, Jr.



/s/    Donald C. Wegmiller                 Director
------------------------------------
       Donald C. Wegmiller

                                                                         ANNEX A

                          AGREEMENT AND PLAN OF MERGER

     AGREEMENT AND PLAN OF MERGER, dated as of January 20, 1997 (the "Agreement"), among MEDPARTNERS, INC., a Delaware corporation (the "Parent"), SEABIRD MERGER CORPORATION, a Delaware corporation (the "Subsidiary"), and INPHYNET MEDICAL MANAGEMENT INC., a Delaware corporation (the "Company").

     WHEREAS, the Boards of Directors of the Parent, the Company and the Subsidiary have approved the merger of the Company with and into the Subsidiary (the "Merger"), upon the terms and conditions set forth in this Agreement, whereby each share of Common Stock, par value $.01 per share, of the Company (the "Company Common Stock"), not owned directly or indirectly by the Company, will be converted into the right to receive the merger consideration provided for herein (the Company Common Stock may be sometimes hereinafter referred to as the "Company Shares");

     WHEREAS, each of the Parent, the Subsidiary and the Company desire to make certain representations, warranties, covenants and agreements in connection with the Merger and also to prescribe various conditions to the Merger;

     WHEREAS, for federal income tax purposes, it is intended that the Merger (as defined herein) shall qualify as a reorganization under the provisions of
Section 368 of the Internal Revenue Code of 1986, as amended (the "Code"); and

     WHEREAS, for accounting purposes, it is intended that the Merger shall be accounted for as a "pooling of interests."

     NOW, THEREFORE, in consideration of the premises, and the mutual covenants and agreements contained herein, the parties hereto do hereby agree as follows:

SECTION 1.  THE MERGER

     1.1. The Merger. Upon the terms and subject to the conditions set forth in this Agreement, and in accordance with the General Corporation Law of the State of Delaware (the "DGCL"), the Company shall be merged with and into the Subsidiary at the Effective Time (as defined in Section 1.3). Following the Effective Time, the separate corporate existence of the Company shall cease and the Subsidiary shall continue as the surviving corporation (the "Surviving Corporation") as a business corporation incorporated under the laws of the State of Delaware under the name "InPhyNet Medical Management, Inc." and shall succeed to and assume all the rights and obligations of the Company in accordance with the DGCL.

     1.2. The Closing. The closing of the Merger (the "Closing") will take place at 10:00 a.m. New York City Time on a date to be specified by the parties (the "Closing Date"), which shall be no later than the second business day after the satisfaction or waiver of the conditions set forth in Sections 9.1, 9.2 and 9.3, at the offices of Willkie Farr & Gallagher, One Citicorp Center, 153 East 53rd Street, New York, New York, unless another date or place is agreed to in writing by the parties hereto.

     1.3. Effective Time. Subject to the provisions of this Agreement, the Company and the Subsidiary shall file a Certificate of Merger (the "Certificate of Merger") executed in accordance with the relevant provisions of the DGCL and shall make all other filings or recordings required under the DGCL to effect the Merger as soon as practicable on or after the Closing Date. The Merger shall become effective at such time as the Certificate of Merger is duly filed with the Secretary of State of the State of Delaware, or at such other time as the Parent, the Subsidiary and the Company shall agree should be specified in the Certificate of Merger (the "Effective Time").

     1.4. Effect of the Merger. The Merger shall have the effects set forth in the DGCL. Without limiting the generality of the foregoing, and subject thereto and any other applicable laws, at the Effective Time, all the properties, rights, privileges, powers and franchises of the Company and the Subsidiary shall vest in the

Surviving Corporation, and all debts, liabilities, restrictions, disabilities and duties of the Company and the Subsidiary shall become the debts, liabilities, restrictions, disabilities and duties of the Surviving Corporation.

SECTION 2. EFFECT OF THE MERGER ON THE CAPITAL STOCK OF THE CONSTITUENT CORPORATIONS; EXCHANGE OF CERTIFICATES

     2.1. Effect on Capital Stock. As of the Effective Time, by virtue of the Merger and without any action on the part of any holder of the Company Shares:

          (a) Subsidiary Common Stock. Each share of Common Stock, par value $1.00 per share, of the Subsidiary issued and outstanding immediately prior to the Effective Time shall remain issued and outstanding.

          (b) Cancellation of Certain Shares of Company Common Stock. Each share of Company Common Stock that is owned by the Company, the Parent or by any subsidiary of the Company or the Parent shall automatically be canceled and retired and shall cease to exist, and none of the Common Stock, par value $.001 per share, of the Parent (the "Parent Common Stock"), cash or other consideration shall be delivered in exchange therefor.

          (c) Conversion of the Company Shares. At the Effective Time, each Company Share (other than the Company Shares to be canceled in accordance with Section 2.1(b)) issued and outstanding immediately prior to the Effective Time, including the corresponding right (the "Company Right") to purchase one one-thousandth of a share of Series A Junior Participating Preferred Stock, par value $.10 per share (the "Company Series A Preferred"), of the Company pursuant to the terms of the Amended and Restated Rights Agreement, dated as of November 16, 1995, between the Company and State Street Bank and Trust Company, as it may be amended from time to time (the "Company Rights Agreement"), shall be converted into the right to receive 1.311 shares of Parent Common Stock (the "Exchange Ratio"), including the corresponding right (the "Parent Right"), with respect to each share of Parent Common Stock, to purchase one one-hundredth of a share of Series C Junior Participating Preferred Stock, par value $.001 per share (the "Parent Series C Preferred Stock"), of the Parent pursuant to the terms of the Stockholders' Rights Agreement, dated as of March 1, 1995, among MedPartners, Inc., now MP of Delaware, Inc. and a wholly owned subsidiary of MedPartners, Inc. and Chemical Bank, a national banking association, as it may be amended from time to time (the "Parent Rights Agreement"). All such shares of Parent Common Stock shall be fully paid and nonassessable and, together with the Parent Rights, are hereinafter sometimes referred to as the "Parent Shares". Upon such conversion, all such Company Shares shall be canceled and cease to exist, and each holder thereof shall cease to have any rights with respect thereto other than the right to receive the Parent Shares issued in exchange therefor and cash in lieu of fractional Parent Shares in accordance with the terms provided herein. Prior to the Distribution Date (as defined in the Company Rights Agreement) and unless the context otherwise requires, all references in this Agreement to the Company Common Stock shall be deemed to include the Company Rights; prior to the Rights Distribution Date (as defined in the Parents Rights Agreement) and unless the context otherwise requires, all references in this Agreement to the Parent Company Stock shall be deemed to include the Parent Rights.

          (d) Stock Options. At the Effective Time, all rights with respect to Company Common Stock pursuant to any Company stock options which are outstanding at the Effective Time, whether or not then vested or exercisable, shall be converted into and become rights with respect to Parent Common Stock, and the Parent shall assume each Company stock option in accordance with the terms of any stock option plan under which it was issued and any stock option agreement by which it is evidenced. It is intended that the foregoing provisions shall be undertaken in a manner that will not constitute a "modification" as defined in Section 425 of the Code, as to any stock option which is an "incentive stock option." Each Company stock option so assumed shall be exercisable for that number of shares of the Parent Common Stock equal to the number of the Company Shares subject thereto multiplied by the Exchange Ratio, and shall have an exercise price per share equal to the Company exercise price divided by the Exchange Ratio. All options issued pursuant to the Company's 1994 Stock Incentive Plan and the 1994 Non-

     Employee Director Stock Option Plan shall be fully vested at the Effective Time in accordance with the terms of such Plans.

         (e) Adjustment of Exchange Ratio. If after the date hereof and prior to the Effective Time the Parent shall have declared a stock split (including a reverse split) of Parent Common Stock or a dividend payable in Parent Common Stock, or any other distribution of securities or dividend (in cash or otherwise) to holders of Parent Common Stock with respect to their Parent Common Stock (including without limitation such a distribution or dividend made in connection with a recapitalization, reclassification, merger, consolidation, reorganization or similar transaction) then the Exchange Ratio shall be appropriately adjusted to reflect such stock split, dividend or other distribution of securities.

     2.2. Exchange of Certificates.

         (a) Exchange Agent. Prior to the Effective Time, the Parent shall enter into an agreement with First Chicago Trust Company of New York (the "Exchange Agent"), which provides that the Parent shall deposit with the Exchange Agent as of the Effective Time, for the benefit of the holders of the Company Shares, for exchange in accordance with this Section 2.2 and the Merger Agreement, through the Exchange Agent, (i) certificates representing the shares of the Parent Common Stock issuable pursuant to
     Section 2.1 and (ii) cash in an amount equal to the aggregate amount required to be paid in lieu of fractional interests of Parent Common Stock pursuant to Section 2.2(e) (such shares of the Parent Common Stock, together with any dividends or distributions with respect thereto with a record date after the Effective Time, and together with the cash referred to in clause (ii) of this Section 2.2(a), being hereinafter referred to as the "Exchange Fund") in exchange for outstanding Company Shares.

         (b) Exchange Procedures. As soon as practicable after the Effective Time, the Exchange Agent shall mail to each holder of record of a certificate or certificates which immediately prior to the Effective Time represented outstanding Company Shares (the "Certificates") whose shares were converted into the right to receive the merger consideration provided for in Section 2.1, (i) a letter of transmittal (which shall specify that delivery shall be effected, and risk of loss and title to the Certificates shall pass, only upon delivery of the Certificates to the Exchange Agent and shall be in such form and have such other provisions as the Parent may reasonably specify) and (ii) instructions for use in effecting the surrender of the Certificates in exchange for certificates representing shares of Parent Common Stock. Upon surrender of a Certificate for cancellation to the Exchange Agent or to such other agent or agents as may be appointed by the Parent, together with such letter of transmittal, duly executed, and such other documents as may reasonably be required by the Exchange Agent, the holder of such Certificate shall be entitled to receive in exchange therefor a certificate representing that number of whole shares of Parent Common Stock and cash which such holder has the right to receive pursuant to the provisions of Sections 2.1 and 2.2, and the Certificate so surrendered shall forthwith be canceled. If any cash or any certificate representing the Parent Shares is to be paid to or issued in a name other than that in which the Certificate surrendered in exchange therefor is registered, a certificate representing the proper number of shares of the Parent Common Stock may be issued to a person other than the person in whose name the Certificate so surrendered is registered, if such Certificate shall be properly endorsed or otherwise be in proper form for transfer and the person requesting such payment shall pay to the Exchange Agent any transfer or other taxes required by reason of the issuance of shares of the Parent Common Stock to a person other than the registered holder of such Certificate or establish to the satisfaction of the Exchange Agent that such tax has been paid or is not applicable. Until surrendered as contemplated by this Section 2.2, each Certificate shall be deemed at any time after the Effective Time to represent only the right to receive upon such surrender the certificate representing shares of the Parent Common Stock and cash in lieu of any fractional shares of the Parent Common Stock as contemplated by this Section 2.2. No interest will be paid or will accrue on any cash payable in lieu of any fractional shares of the Parent Common Stock. To the extent permitted by law, former stockholders of record of the Company shall be entitled to vote after the Effective Time at any meeting of the Parent's stockholders the number of whole shares of Parent Common Stock into which their respective Company Shares are converted, regardless of whether such holders have exchanged their Certificates for certificates representing Parent Common Stock in accordance with this
     Section 2.2.

          (c) Distribution with Respect to Unexchanged Shares. No dividends or other distributions with respect to Parent Common Stock with a record date after the Effective Time shall be paid to the holder of any unsurrendered Certificate with respect to the shares of Parent Common Stock represented thereby and no cash payment in lieu of fractional shares shall be paid to any such holder pursuant to Section 2.2(e) until the surrender of such Certificate in accordance with this Section 2.2. Subject to the effect of applicable laws, following surrender of any such Certificate, there shall be paid to the holder of the certificates representing whole shares of Parent Common Stock issued in exchange therefor, without interest, (i) at the time of such surrender, the amount of any cash payable in lieu of a fractional share of Parent Common Stock to which such holder is entitled pursuant to Section 2.2(e) and the amount of dividends or other distributions with a record date after the Effective Time theretofore paid with respect to such whole shares of Parent Common Stock, and (ii) at the appropriate payment date, the amount of dividends or other distributions with a record date after the Effective Time but prior to such surrender and with a payment date subsequent to such surrender payable with respect to such whole shares of Parent Common Stock. If any holder of converted Company Shares shall be unable to surrender such holder's Certificates because such Certificates shall have been lost or destroyed, such holder may deliver in lieu thereof an affidavit and indemnity bond in form and substance and with surety reasonably satisfactory to the Parent.

          (d) No Further Ownership Rights in Company Shares. All shares of Parent Common Stock issued upon the surrender for exchange of Certificates in accordance with the terms of this Section 2 (including any cash paid pursuant to Section 2.2(c) or 2.2(e) shall be deemed to have been issued (and paid) in full satisfaction of all rights pertaining to the Company Shares theretofore represented by such Certificates. If, after the Effective Time, Certificates are presented to the Surviving Corporation or the Exchange Agent for any reason, they shall be canceled and exchanged as provided in this Section 2, except as otherwise provided by law.

          (e) No Fractional Shares. No certificates or scrip representing fractional shares of Parent Common Stock shall be issued upon the surrender for exchange of Certificates, and such fractional share interests will not entitle the owner thereof to vote or to any rights of a stockholder of the Parent. Notwithstanding any other provision of this Agreement, each holder of Company Shares exchanged pursuant to the Merger who would otherwise have been entitled to receive a fraction of a share of Parent Common Stock (after taking into account all Certificates delivered by such holder) shall receive, in lieu thereof, cash (without interest) in an amount equal to such fractional part of a share of Parent Common Stock multiplied by the per share closing price on the New York Stock Exchange Composite Tape of Parent Common Stock on the date of the Effective Time (or, if shares of the Parent Common Stock do not trade on The New York Stock Exchange, Inc. (the "NYSE") on such date, the first date of trading of the Parent Common Stock on the NYSE after the Effective Time).

          (f) Termination of Exchange Fund. Any portion of the Exchange Fund which remains undistributed to the holders of the Certificates for six months after the Effective Time shall be delivered to the Parent, upon demand, and any holders of the Certificates who have not theretofore complied with this Section 2 shall thereafter look only to the Parent for payment of Parent Common Stock, any cash in lieu of fractional shares of Parent Common Stock and any dividends or distributions with respect to the Parent Common Stock.

          (g) No Liability. None of the Parent, the Subsidiary, the Company or the Exchange Agent shall be liable to any person in respect of any shares of Parent Common Stock (or dividends or distributions with respect thereto) or cash from the Exchange Fund delivered to a public official pursuant to any applicable abandoned property, escheat or similar law. If any Certificates shall not have been surrendered prior to the end of the applicable period after the Effective Time under escheat laws (or immediately prior to such earlier date on which any shares of Parent Common Stock, any cash in lieu of fractional shares of Parent Common Stock or any dividends or distributions with respect to Parent Common Stock in respect of such Certificates would otherwise escheat to or become the property of any governmental entity), any such shares, cash, dividends or distributions in respect of such Certificates shall, to the extent permitted by applicable law, become the property of the Surviving Corporation, free and clear of all claims or interest of any person previously entitled thereto.

          (h) Investment of Exchange Fund. The Exchange Agent shall invest any cash included in the Exchange Fund, as directed by the Parent, on a daily basis. Any interest and other income resulting from such investments shall be paid to the Parent.

     2.3. Certificate of Incorporation of Surviving Corporation. The Certificate of Incorporation of the Subsidiary, effective immediately following the Effective Time, shall be the Certificate of Incorporation of the Surviving Corporation from and after the Effective Time and until thereafter amended as provided by law.

     2.4. By-laws of the Surviving Corporation. The By-laws of the Subsidiary shall be the By laws of the Surviving Corporation from and after the Effective Time and until thereafter altered, amended or repealed in accordance with the DGCL, the Certificate of Incorporation of the Surviving Corporation and the said Bylaws.

     2.5. Directors and Officers. The directors and officers of the Subsidiary immediately prior to the Effective Time shall be the directors and officers of the Surviving Corporation, each to hold office in accordance with the Certificate of Incorporation and By-laws of the Surviving Corporation.

     2.6. Assets, Liabilities, Reserves and Accounts. At the Effective Time, the assets, liabilities, reserves and accounts of each of the Subsidiary and the Company shall be taken up on the books of the Surviving Corporation at the amounts at which they respectively shall be carried on the books of said corporations immediately prior to the Effective Time, except as otherwise set forth in this Agreement and subject to such adjustments, or elimination of intercompany items, as may be appropriate in giving effect to the Merger in accordance with generally accepted accounting principles.

     2.7. Corporate Acts of the Subsidiary. All corporate acts, plans, policies, approvals and authorizations of the Subsidiary, its sole stockholder, its Board of Directors, committees elected or appointed by the Board of Directors, and all its officers and agents, valid immediately prior to the Effective Time, shall be those of the Surviving Corporation and shall be as effective and binding thereon as they were with respect to the Subsidiary.

SECTION 3.  REPRESENTATIONS AND WARRANTIES OF THE COMPANY

     The Company hereby represents and warrants to the Parent and the Subsidiary as follows:

     3.1. Organization, Existence and Good Standing of the Company. The Company is a corporation duly organized, validly existing and in good standing under the laws of the State of Delaware. The Company has all necessary corporate power and authority to own its properties and assets and to carry on its business as presently conducted. The Company is not, and has not been within the two years immediately preceding the date of this Agreement, a subsidiary or division of another corporation, nor has the Company within such time owned, directly or indirectly, any shares of the Parent Common Stock.

     3.2. Subsidiaries or Affiliated Entities.

          (a) Attached as Schedule 3.2 to the Disclosure Schedule delivered to the Parent by the Company at the time of the execution and delivery of this Agreement (the "Company Disclosure Schedule") is a list of all subsidiaries of the Company and all professional corporations or professional associations of which the Company has the right to control the voting securities (individually, a "Company Subsidiary" and collectively, the "Company Subsidiaries") and their states of incorporation, and all general or limited partnerships in which a general partner is the Company, a Company Subsidiary or another partnership directly or indirectly controlled by the Company (individually, a "Company Partnership" and collectively, the "Company Partnerships"), and their states of organization.

          (b) Except as set forth in Schedule 3.2 to the Company Disclosure Schedule, neither the Company, nor any Company Subsidiary nor any Company Partnership owns an equity interest in or controls, directly or indirectly, any other corporation, association, partnership, joint venture, business organization or limited liability company or other entity, other than the Company Subsidiaries and the Company Partnerships.

     3.3. Organization, Existence and Good Standing of Company Subsidiaries and Company Partnerships.

          (a) Each Company Subsidiary is a corporation duly organized, validly existing and in good standing under the laws of its respective state of incorporation. Each Company Subsidiary has all necessary corporate power to own its properties and assets and to carry on its business as presently conducted.

          (b) Each Company Partnership that is a limited partnership is validly formed, each Company Partnership that is a general partnership has been duly organized, and each Company Partnership is in good standing under the laws of its respective state of organization. Each Company Partnership has all necessary power to own its property and assets and to carry on its business as presently conducted.

     3.4. Foreign Qualifications. The Company, each Company Subsidiary and each Company Partnership that is not a general partnership is qualified to do business as a foreign corporation or foreign limited partnership, as the case may be, and is in good standing in each jurisdiction where the nature or character of the property owned, leased or operated by it or the nature of the business transacted by it makes such qualification necessary, except where the failure to so qualify would not have a material adverse effect on the Company.

     3.5. Capitalization. The Company's authorized capital stock consists of 50,000,000 shares of Common Stock, par value $.01 per share, of which 15,820,597 shares were issued and outstanding as of the close of business on January 17, 1997, and 20,000,000 shares of Preferred Stock, par value $.10 per share, of which no shares are issued and outstanding and 50,000 shares of Company Series A Preferred were reserved for issuance upon exercise of the Company Rights. All of the issued and outstanding Company Shares are duly and validly issued, fully paid and nonassessable. Except as disclosed in the Company Documents (as herein defined), and except as set forth in Schedule 3.5 to the Company Disclosure Schedule, there are no options, warrants or similar rights granted by the Company, or outstanding securities convertible into Company Common Stock, or any other agreements to which the Company is a party providing for the issuance or sale by it of any additional securities which would remain in effect after the Effective Time. There is no liability for dividends declared or accumulated but unpaid with respect to any of the Company Shares. There are no obligations, contingent or otherwise, of the Company or any Company Subsidiary or Company Partnership to repurchase, redeem or otherwise acquire any shares of Company Common Stock or the capital stock of or other equity interest in any Company Subsidiary or Company Partnership.

     3.6. Power and Authority; Non-Contravention.

          (a) Subject to the satisfaction of the conditions precedent set forth herein, the Company has all necessary corporate power and authority to execute, deliver and perform this Agreement and all agreements and other documents executed and delivered or to be executed and delivered by it pursuant to this Agreement, and, subject to the satisfaction of the conditions precedent set forth herein, has taken all action required by its Certificate of Incorporation, By-laws or otherwise, to authorize the execution, delivery and performance of this Agreement and such related documents. The Agreement has been duly and validly executed and delivered by the Company and, assuming the due authorization, execution and delivery by the Parent and the Subsidiary, constitutes the legal, valid and binding obligation of the Company enforceable against the Company in accordance with its terms.

          (b) Except as set forth in Schedule 3.6 to the Company Disclosure Schedule, the execution and delivery of this Agreement does not and, subject to the receipt of required stockholder and regulatory approvals and any other required third-party consents or approvals, the consummation of the Merger will not, violate any provisions of the Certificate of Incorporation or By-laws of the Company or any provisions of, or result in the acceleration of any obligation under, any mortgage, lien, lease, agreement, instrument, order, arbitration award, judgment or decree, to which the Company, any Company Subsidiary or any Company Partnership is a party, or by which it is bound, or violate any restrictions of any kind to which it is subject which, if violated or accelerated would have a material adverse effect on the Company; provided, however, nothing contained herein is intended to constitute a representation or warranty with respect to any conflict or violation or other impact upon the Certificate of Incorporation, By-laws, mortgage, lien, lease, agreement, instrument, order, arbitration award, judgment or decree to which the Parent or any of its subsidiaries is a party or to which any such parties are bound.

     3.7. Company Public Information. The Company has heretofore made available to the Parent a true and complete copy of each report, schedule, registration statement and definitive proxy statement filed by it with the Securities and Exchange Commission (the "SEC") (as any such documents have since the time of their original filing been amended, the "Company Documents") since January 1, 1995, which are all the documents (other than preliminary material) that it was required to file with the SEC since such date. As of their respective dates, the Company Documents did not contain any untrue statements of material facts or omit to state material facts required to be stated therein or necessary to make the statements therein, in light of the circumstances under which they were made, not misleading. As of their respective dates, the Company Documents complied in all material respects with the applicable requirements of the Securities Act of 1933, as amended (the "Securities Act"), and the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and the rules and regulations promulgated under such statutes. The financial statements contained in the Company Documents, together with the notes thereto, have been prepared in accordance with generally accepted accounting principles consistently followed throughout the periods indicated (except as may be indicated in the notes thereto, or, in the case of the unaudited financial statements, as permitted by Form 10-Q), reflect all known liabilities of the Company and its consolidated subsidiaries, fixed or contingent, required to be stated therein, and present fairly the financial condition of the Company and its consolidated subsidiaries at said dates and the consolidated results of operations and cash flows of the Company and its consolidated subsidiaries for the periods then ended. The consolidated balance sheet of the Company at September 30, 1996, included in the Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1996 of the Company is herein sometimes referred to as the "Company Balance Sheet."

     3.8. Contracts, etc.

     (a) All material contracts, leases, agreements and arrangements to which the Company or any of the Company Subsidiaries or Company Partnerships is a party (collectively, the "Company Material Contracts") are legally valid and binding in accordance with their terms and in full force and effect. Except as disclosed in Schedules 3.8 and 3.10 to the Company Disclosure Schedule, to the knowledge of the Company, all parties to the Company Material Contracts have complied with the provisions of such contracts, and to the knowledge of the Company, no party is in default thereunder, and no event has occurred which, but for the passage of time or the giving of notice or both, would constitute a default thereunder, except, in each case, where the noncompliance with or invalidity of the Company Material Contract or the default or breach thereunder or thereof would not, individually or in the aggregate, have a material adverse effect on the Company.

     (b) Except as set forth in Schedule 3.8(b) to the Company Disclosure Schedule, no Company Material Contract will, by its terms, terminate as a result of the transactions contemplated hereby or require any consent from any obligor thereto in order to remain in full force and effect immediately after the Effective Time, except for such Company Material Contracts which, if terminated, would not have a material adverse effect on the Company.

     (c) Except as set forth in Schedule 3.8(c) to the Company Disclosure Schedule, none of the Company or any Company Subsidiary or Company Partnership has granted any right of first refusal or similar right in favor of any third party with respect to any material portion of its properties or assets (excluding liens described in Section 3.9) or entered into any noncompetition agreement or similar agreement materially restricting its ability to engage in any business in any location.

     3.9. Properties and Assets. The Company (including, as applicable, the Company Subsidiaries or the Company Partnerships) owns all of the real and personal property included in the Company Balance Sheet (except assets recorded under capital lease obligations and such property as has been disposed of during the ordinary course of the Company's business since the date of the Company Balance Sheet), free and clear of any liens, claims, charges, exceptions or encumbrances, except for those (i) if any, which in the aggregate are not material and which do not materially affect continued use of such property, or
(ii) which are set forth in Schedule 3.9 to the Company Disclosure Schedule or in the Company Documents.

     3.10. Legal Proceedings. Except as disclosed in the Company Documents or as listed in Schedule 3.10 to the Company Disclosure Schedule, there are no actions, suits or proceedings pending or, to the knowledge of the Company, threatened against the Company, at law or in equity, relating to or affecting the Company, any Company Subsidiary or any Company Partnership, which individually or in the aggregate, could reasonably be expected to have a material adverse effect on the Company or a material adverse effect on the ability of the Company to consummate the transactions contemplated hereby. To the knowledge of the Company, Schedule 3.10 to the Company Disclosure Schedule sets forth a true and complete list, as of the date hereof, of all pending professional liability claims, non-professional liability insurance claims and actions pending before the Equal Employment Opportunity Commission (EEOC) to which the Company, any Company Subsidiary or any Company Partnership is a named party.

     3.11. Subsequent Events. Except as disclosed in the Company Documents filed prior to the date hereof or as set forth in Schedule 3.11 to the Company Disclosure Schedule, the Company (including the Company Subsidiaries and the Company Partnerships) has not, since the date of the Company Balance Sheet:

          (a) Incurred any material adverse change.

          (b) Discharged or satisfied any material lien or encumbrance, or paid or satisfied any material obligation or liability (absolute, accrued, contingent or otherwise) which discharge or satisfaction would have a material adverse effect on the Company, other than (i) liabilities shown or reflected on the Company Balance Sheet or (ii) liabilities incurred since the date of the Company Balance Sheet in the ordinary course of business.

          (c) Incurred any funded indebtedness or increased or established any reserve for taxes or any other liability on its books or otherwise provided therefor which would have a material adverse effect on the Company, except as may have been required due to income or operations of the Company since the date of the Company Balance Sheet.

          (d) Mortgaged, pledged or subjected to any lien, charge or other encumbrance any of the assets, tangible or intangible, which assets are material to the consolidated business or financial condition of the Company.

          (e) Sold or transferred any of the assets material to the consolidated business of the Company, canceled any material debts or claims or waived any material rights, except in the ordinary course of business.

          (f) Except for annual increases in the base rates of compensation and bonuses of officers and employees in the ordinary course of business, granted any general or uniform increase in the rates of pay of employees or any material increase in salary payable or to become payable by the Company to any officer or employee, consultant or agent (other than normal merit increases), or by means of any bonus or pension plan, contract or other commitment, increased in a material respect the compensation of any officer, employee, consultant or agent.

          (g) Except for this Agreement and any other agreement executed and delivered pursuant to this Agreement, entered into any material transaction other than in the ordinary course of business or permitted under this Agreement.

          (h) Issued any stock, bonds or other securities or any options or rights to purchase any of its securities (other than stock issued upon the exercise of outstanding options under the Company's stock option plans or stock purchase plans).

          (i) Declared, set aside or paid any dividend or made any other distribution or payment with respect to any shares of its capital stock or directly or indirectly redeemed, purchased or otherwise acquired any shares of its capital stock or the capital stock or equity interests of any Company Subsidiary or Company Partnership.

          (j) Changed in any material respect the accounting methods or practices followed by the Company, including any material change in any assumption underlying, or method of calculating, any bad debt, contingency or other reserve, except as may be required by changes in generally accepted accounting principles.

     3.12. Accounts Receivable.

          (a) Since the date of the Company Balance Sheet, the Company has not changed any principle or practice with respect to the recordation of accounts receivable or the calculation of reserves therefor, or any material collection, discount or write-off policy or procedure, except as may be required by changes in generally accepted accounting principles.

          (b) The Company (including the Company Subsidiaries and the Company Partnerships) is in compliance with the terms and conditions of all third-party payor arrangements relating to its accounts receivable, except to the extent that such noncompliance would not have a material adverse effect on the Company. Without limiting the generality of the foregoing, neither the Company nor any Company Subsidiary or Company Partnership has received notice from any government authority alleging that the Company or any Company Subsidiary or Company Partnership is in violation of any Medicare and Medicaid provider agreements to which it is a party.

     3.13. Tax Returns. The Company has filed all tax returns required to be filed by it or requests for extensions to file such returns or reports have been timely filed and granted and have not expired, except to the extent that such failures to file, taken together, do not have a material adverse effect on the Company. The Company has made all payments shown as due on such returns. Except as reflected in Schedule 3.13 to the Company Disclosure Schedule, the Company has not been notified that any material tax returns of the Company are currently under audit by the Internal Revenue Service or any state or local tax agency. The Company is not a party to any agreement for the extension of time or the waiver of the statute of limitations for the assessment or payment of any federal, state or local taxes.

     3.14. Employee Benefit Plans; Employment Matters.

          (a) Except as disclosed in the Company Documents or as set forth in
     Schedule 3.14(a) to the Company Disclosure Schedule, neither the Company nor any Company Subsidiary or Company Partnership has established or maintains or is obligated to make contributions to or under or otherwise participate in (i) any bonus or other type of incentive compensation plan, program, agreement, policy, commitment, contract or arrangement, (whether or not set forth in a written document), (ii) any pension, profit-sharing, retirement or other plan, program or arrangement, or (iii) any other employee benefit plan, fund or program, including but not limited to, those described in Section 3(3) of ERISA. All such plans disclosed in the Company Documents or listed in Schedule 3.14(a) (individually, a "Company Plan" and collectively, the "Company Plans") have to the knowledge of the Company, and except as set forth in Schedule 3.14(a) been operated and administered in all material respects in accordance with, as applicable, ERISA, the Code, Title VII of the Civil Rights Act of 1964, as amended, the Equal Pay Act of 1967, as amended, the Age Discrimination in Employment Act of 1967, as amended, and the related rules and regulations adopted by those federal agencies responsible for the administration of such laws. No act or failure to act by the Company or any Company Subsidiary or Company Partnership has resulted in a "prohibited transaction" (as defined in ERISA) with respect to the Company Plans that has had a material adverse effect and that is not subject to a statutory or regulatory exception. To the knowledge of the Company, no "reportable event" (as defined in ERISA) has occurred with respect to any of the Company Plans which is subject to Title IV of ERISA except as set forth in Schedule 3.14(a). Neither the Company nor any Company Subsidiary or Company Partnership has previously made, is currently making, or is obligated in any way to make, any contributions to any multi-employer plan within the meaning of the Multi-Employer Pension Plan Amendments Act of 1980.

          (b) Except as disclosed in the Company Documents or as set forth in
     Schedule 3.14(b) to the Company Disclosure Schedule, neither the Company nor any Company Subsidiary or Company Partnership is a party to any oral or written (i) union, guild or collective bargaining agreement which agreement covers employees in the United States (nor is it aware of any union organizing activity currently being conducted in respect to any of its employees), (ii) agreement with any executive officer or other key employee the benefits of which are contingent, or the terms of which are materially altered, upon the occurrence of a transaction of the nature contemplated by this Agreement and which provides for the payment of in excess of $25,000, or
     (iii) agreement or plan, including any stock option plan, stock appreciation rights plan, restricted stock plan or stock purchase plan, any of the benefits of which will be increased, or the vesting the benefits of which will be accelerated by the occurrence of any of the transactions contemplated by this Agreement or the value of any of the benefits of which will be calculated on the basis of any of the transactions contemplated by this Agreement.

     3.15. Compliance with Laws. Except as disclosed in the Company Documents or as set forth in Schedule 3.15 to the Company Disclosure Schedule, neither the Company nor any Company Subsidiary or Company Partnership has received any notices of material violations of any federal, state and local laws, regulations and ordinances relating to its business and operations, including, without limitation, the Occupational Safety and Health Act, the Americans with Disabilities Act, the applicable Medicare or Medicaid statutes and regulations and any Environmental Laws, and no notice of any pending inspection or violation of any such law, regulation or ordinance has been received by the Company or any Company Subsidiary or any Company Partnership which, if it were determined that a violation had occurred, would have a material adverse effect on the Company.

     3.16. Regulatory Approvals. Except as disclosed in the Company Documents or in Schedule 3.16 to the Company Disclosure Schedule, the Company and each Company Subsidiary or Company Partnership, as applicable, holds all licenses, certificates of need and other regulatory approvals required or necessary to be applied for or obtained in connection with its business as presently conducted or as proposed to be conducted, except where the failure to obtain or hold such license, certificate of need or regulatory approval would not have a material adverse effect on the Company. All such licenses, certificates of need and other regulatory approvals related to the business, operations and facilities of the Company and each Company Subsidiary or Company Partnership are in full force and effect, except where any failure of such license, certificate of need or regulatory approval to be in full force and effect would not have a material adverse effect on the Company. Any and all past litigation concerning such licenses, certificates of need and regulatory approvals, and all claims and causes of action raised therein, has been finally adjudicated. No such license, certificate of need or regulatory approval has been revoked, conditioned (except as may be customary) or restricted, and no action (equitable, legal or administrative), arbitration or other process is pending, or to the best knowledge of the Company, threatened, which in any way challenges the validity of, or seeks to revoke, condition or restrict any such license, certificate of need, or regulatory approval. Subject to compliance with applicable securities laws and the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended ("HSR Act"), the consummation of the Merger will not violate any law or restriction to which the Company is subject which, if violated, would have a material adverse effect on the Company.

     3.17. Brokers. Except for fees payable to Morgan Stanley & Co. Incorporated and McFarland Dewey & Co. pursuant to their respective engagement letters, dated January 15, 1997 and January 17, 1997, there are no valid claims for brokerage commissions or finder's or similar fees in connection with the transactions contemplated by this Agreement which may be now or hereafter asserted against the Parent or the Company or any subsidiary or other controlled entity of the Parent or the Company resulting from any action taken by the Company or its officers, directors or agents, or any of them.

     3.18. Vote Required. The affirmative vote of the holders of a majority of the outstanding Company Shares entitled to vote thereon is the only vote of the holders of any class or series of the Company capital stock necessary for the Company to approve this Agreement, the Merger and the transactions contemplated thereby.

     3.19. Pooling Matters. To the best knowledge of the Company, neither the Company nor any of its affiliates has taken or agreed to take any action that (without giving effect to any actions taken or agreed to be taken by the Parent or any of its affiliates) would prevent the Parent from accounting for the business combination to be effected by the Merger as a pooling of interests for financial reporting purposes.

     3.20. No Untrue Representations. No representation or warranty by the Company in this Agreement, and no Schedule or certificate issued by the Company and furnished or to be furnished to the Parent pursuant hereto, or in connection with the transactions contemplated hereby, contains or will contain any untrue statement of a material fact, or omits or will omit to state a material fact necessary to make the statements or facts contained therein not misleading in light of all of the circumstances then prevailing.

SECTION 4. REPRESENTATIONS AND WARRANTIES OF THE PARENT AND THE SUBSIDIARY RELATED TO THE SUBSIDIARY

     The Subsidiary and the Parent, jointly and severally, hereby represent and warrant to the Company as follows:

     4.1. Organization, Existence, Good Standing and Capitalization of the Subsidiary. The Subsidiary is a corporation duly organized, validly existing and in good standing under the laws of the State of Delaware. The Subsidiary's authorized capital consists of 1,000 shares of Common Stock, par value $.01 per share, all of which shares are issued and registered in the name of and owned by the Parent. The Subsidiary has not, within the two years immediately preceding the date of this Agreement, owned, directly or indirectly, any Company Shares.

     4.2. Power and Authority; Non-Contravention.

          (a) The Subsidiary has all necessary corporate power and authority to execute, deliver and perform this Agreement and all agreements and other documents executed and delivered, or to be executed and delivered, by it pursuant to this Agreement, and, subject to the satisfaction of the conditions precedent set forth herein, has taken all actions required by law, its Certificate of Incorporation, its By-laws or otherwise, to authorize the execution and delivery of this Agreement and such related documents. The Agreement has been duly and validly executed and delivered by the Subsidiary and, assuming the due authorization, execution and delivery by the Company, constitutes the legal, valid and binding obligation of the Subsidiary in accordance with its terms.

          (b) The execution and delivery of this Agreement does not and, subject to the receipt of required regulatory approvals and any other required third-party consents or approvals, the consummation of the Merger contemplated hereby will not, violate any provisions of the Certificate of Incorporation or By-laws of the Subsidiary, or any agreement, instrument, order, judgment or decree to which the Subsidiary is a party or by which it is bound, violate any restrictions of any kind to which the Subsidiary is subject, or result in the creation of any lien, charge or encumbrance upon any of the property or assets of the Subsidiary.

     4.3. Brokers. There are no claims for brokerage commissions, investment bankers' fees or finder's fees in connection with the transaction contemplated by this Agreement resulting from any action taken by the Subsidiary or any of its officers, directors or agents.

     4.4. No Subsidiaries. The Subsidiary does not own stock in, and does not control directly or indirectly, any other corporation, association or business organization. The Subsidiary is not a party to any joint venture or partnership.

     4.5. Legal Proceedings. There are no actions, suits or proceedings pending or threatened against the Subsidiary, at law or in equity, relating to or affecting the Subsidiary, including the Merger. The Subsidiary does not know or have any reasonable grounds to know of any justification for any such action, suit or proceeding.

     4.6. No Contracts or Liabilities. The Subsidiary was formed solely for the purpose of engaging in the transactions contemplated hereby, has engaged in no other business activities and has conducted its operations only as contemplated hereby. Other than the obligations created under this Agreement, the Subsidiary has no obligations or liabilities (contingent or otherwise) under any contracts, claims, leases, loans or otherwise.

SECTION 5.  REPRESENTATIONS AND WARRANTIES OF THE PARENT

     The Parent hereby represents and warrants to the Company as follows:

     5.1. Organization, Existence and Good Standing of the Parent. The Parent is a corporation duly organized, validly existing and in good standing under the laws of the State of Delaware. The Parent has all necessary corporate power to own its properties and assets and to carry on its business as presently conducted. The Parent is not, and has not been within the two years immediately preceding the date of this Agreement, a subsidiary or division of another corporation, nor has the Parent within such time owned, directly or indirectly, any of the Company Shares.

     5.2. Subsidiaries and Affiliated Entities.

          (a) Attached as Schedule 5.2 to the Parent Disclosure Schedule delivered to the Company by the Parent at the time of the execution and delivery of this Agreement (the "Parent Disclosure Schedule") is a list of all subsidiaries of the Parent (individually, a "Parent Subsidiary," and collectively, the "Parent Subsidiaries") and their states of incorporation and all professional corporations or professional associations of which the Parent has control and their states of incorporation. Except as set forth in Schedule 5.2 to the Parent Disclosure Schedule, the Parent does not own stock in and does not control, directly or indirectly, any other corporation, association, partnership or business organization.

          (b) Also disclosed in Schedule 5.2 to the Parent Disclosure Schedule is a list of all general or limited partnerships in which a general partner is the Parent, a Parent Subsidiary or another partnership controlled by the Parent (individually a "Parent Partnership" and collectively, the "Parent Partnerships"), and all limited liability companies in which the Parent, or a Parent Subsidiary or a Parent Partnership is a member (individually, a "Parent LLC," the Parent Partnerships and the Parent LLCs being collectively called the "Other Parent Entities"), and their states of organization.

          (c) Except as set forth in Schedule 5.2 to the Parent Disclosure Schedule, neither the Parent nor any Parent Subsidiary owns an equity interest in, nor does such entity control, directly or indirectly, any other joint venture or partnership.

          (d) Although the financial results of the medical groups affiliated with the Parent physician practice management business are consolidated for accounting purposes on the Parent Balance Sheet, the terms "Parent Subsidiary" and "Other Parent Entity" do not include any affiliated medical groups.

          (e) For the purposes of the representations and warranties of the Parent set forth in this Agreement, any act, event, development or state of facts affecting or otherwise relating to any professional corporation or professional association of which the Parent has, directly or indirectly, control or with which the Parent, any Parent Subsidiary or Other Parent Entity has a long-term management contract, which act, event, development or state of facts has or could reasonably be expected to adversely affect the Parent, any Parent Subsidiary or Other Parent Entity, shall be deemed an act, event, development or state of facts affecting or relating to the Parent, any Parent Subsidiary or Other Parent Entity, as the case may be, to the extent of such adverse effect.

     5.3. Organization, Existence and Good Standing of Parent Subsidiaries and Other Parent Entities.

          (a) Each Parent Subsidiary is a corporation duly organized, validly existing and in good standing under the laws of its respective state of incorporation. Each Parent Subsidiary has all necessary corporate power to own its properties and assets and to carry on its business as presently conducted.

          (b) Each Parent Partnership that is a limited partnership is validly formed, each Parent Partnership that is a general partnership has been duly organized, and each Parent Partnership is in good standing under the laws of its respective state of organization. Each Parent Partnership has all necessary power to own its property and assets and to carry on its business as presently conducted.

          (c) Each Parent LLC is a limited liability company validly formed and in good standing under the laws of its respective state of organization. Each Parent LLC has all necessary power to own its property and assets and to carry on its business as presently conducted.

     5.4. Foreign Qualifications. The Parent, each Parent Subsidiary and each Other Parent Entity that is not a general partnership is qualified to do business as a foreign corporation, foreign limited partnership or foreign limited liability company, as the case may be, and is in good standing in each jurisdiction where the nature or character of the property owned, leased or operated by it or the nature of the business transacted by it makes such qualification necessary, except where the failure to so qualify would not have a material adverse effect on the Parent.

     5.5. Capitalization. The Parent's authorized capital stock consists of 400,000,000 shares of Common Stock, par value $.001 per share, of which 166,684,478 shares were issued and outstanding as of the close of business on January 17, 1997, and no shares are held in treasury, and 9,500,000 shares of Preferred Stock, par value $.001 per share, of which no shares are issued and outstanding, and no shares are held in treasury, and 500,000 shares of Parent Series C Preferred Stock reserved for issuance upon the exercise of the Parent Rights, of which no shares are issued and outstanding and no shares are held in treasury. All of the issued and outstanding shares of the Parent Common Stock have been duly and validly issued and are fully paid and nonassessable. Except as disclosed in the Parent Documents (as herein defined), and except as described in Schedule 5.5 to the Parent Disclosure Schedule, there are no options, warrants or similar rights granted by the Parent or any other agreements to which the Parent is a party providing for the issuance or sale by it of any additional securities. There is no liability for dividends declared or accumulated but unpaid with respect to any shares of the Parent Common Stock. There are no obligations, contingent or otherwise, of the Parent or any Parent Subsidiary or Other Parent Entity to repurchase, redeem or otherwise acquire any shares of Parent Common Stock or the capital stock of or other equity interest in any Parent Subsidiary or Other Parent Entity.

     5.6. Parent Common Stock. On the Closing Date, the Parent will have a sufficient number of authorized but unissued and/or treasury shares of its Common Stock available for issuance to the holders of the Company Shares in accordance with the provisions of this Agreement. The Parent Common Stock to be issued pursuant to this Agreement will, when so delivered, be (i) duly and validly issued, fully paid and nonassessable, and (ii) listed on the NYSE, upon official notice of issuance.

     5.7. Power and Authority; Non-Contravention.

          (a) Subject to the satisfaction of the conditions precedent set forth herein, the Parent has all necessary corporate power and authority to execute, deliver and perform this Agreement and all agreements and other documents executed and delivered, or to be executed and delivered, by it pursuant to this Agreement, and, subject to the satisfaction of the conditions precedent set forth herein has taken all actions required by law, its Certificate of Incorporation, its By-laws or otherwise, to authorize the execution and delivery of this Agreement and such related documents. This Agreement has been duly and validly executed and delivered by the Parent and, assuming the due authorization, execution and delivery by the Company, constitutes the legal, valid and binding obligation of the Parent enforceable against the Parent in accordance with its terms.

          (b) The execution and delivery of this Agreement does not and, subject to the receipt of required stockholder and regulatory approvals and any other required third-party consents or approvals, the consummation of the Merger contemplated hereby will not, violate any provisions of the Certificate of Incorporation or By-laws of the Parent, or any provision of, or result in the acceleration of any obligation under, any mortgage, lien, lease, agreement, instrument, order, arbitration award, judgment or decree to which the Parent, any Parent Subsidiary or Other Parent Entity is a party or by which it is bound, or violate any restrictions of any kind to which the Parent is subject which, if violated or accelerated, would have a material adverse effect on the Parent.

     5.8. Parent Public Information. The Parent has heretofore made available to the Company a true and complete copy of each report, schedule, registration statement and definitive proxy statement filed by it or its predecessors, MedPartners, Inc. and MedPartners/Mullikin Inc., with the SEC (as any such documents have since the time of their original filing been amended, the "Parent Documents") since January 1, 1995, which are all the documents (other than preliminary material) that it was required to file with the SEC since such date. As of their respective dates, the Parent Documents did not contain any untrue statements of material facts or omit to state material facts required to be stated therein or necessary to make the statements therein, in light of the circumstances under which they were made, not misleading. As of their respective dates, the Parent Documents complied in all material respects with the applicable requirements of the Securities Act and the Exchange Act, and the rules and regulations promulgated under such statutes. The financial statements contained in the Parent Documents, together with the notes thereto, have been prepared in accordance with generally accepted accounting principles consistently followed throughout the periods indicated (except as may be indicated in the notes thereto, or, in the case of the unaudited financial statements, as permitted by Form 10-Q), reflect all known liabilities of the Parent, fixed or contingent, required to be stated therein, and present fairly the financial condition of the Parent at said dates and the consolidated results of operations and cash flows of the Parent for the periods then ended. The consolidated balance sheet of the Parent at September 30,1996, included in the Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1996 of the Parent is herein sometimes referred to as the "Parent Balance Sheet."

     5.9. Contracts, etc.

          (a) All material contracts, leases, agreements and arrangements to which the Parent or any of the Parent Subsidiaries or Other Parent Entities is a party (collectively, the "Parent Material Contracts") are legally valid and binding in accordance with their terms and in full force and effect. To the knowledge of the Parent, all parties to the Parent Material Contracts have complied with the provisions of such Contracts, and to the knowledge of the Parent, no party is in default thereunder, and no event has occurred which, but for the passage of time or the giving of notice or both, would constitute a default thereunder, except, in each case, where the noncompliance with or invalidity of the Parent Material Contract or the default or breach thereunder or thereof would not, individually or in the aggregate, have a material adverse effect on the Parent.

          (b) Except as set forth in Schedule 5.9 to the Parent Disclosure Schedule, no Parent Material Contract will by its terms, terminate as a result of the transactions contemplated hereby or require any consent from any obligor thereto in order to remain in full force and effect immediately after the Effective Time, except for such Parent Material Contracts which, if terminated, would not have a material adverse effect on the Parent.

     5.10. Legal Proceedings. Except as listed in Schedule 5.10 to the Parent Disclosure Schedule, there are no actions, suits or proceedings pending or, to the knowledge of the Parent, threatened against the Parent, any Parent Subsidiary or Other Parent Entity at law or in equity, relating to or affecting the Parent, any Parent Subsidiary or any Other Parent Entity, including the Merger, which individually or in the aggregate, could reasonably be expected to have a material adverse effect on the Parent, or a material adverse effect on the ability of the Parent to consummate the transactions contemplated hereby.

     5.11. Subsequent Events. Except as set forth on Schedule 5.11 to the Parent Disclosure Schedule, the Parent (including the Parent Subsidiaries and the Other Parent Entities) has not, since the date of the Parent Balance Sheet:

          (a) Incurred any material adverse change.

          (b) Discharged or satisfied any material lien or encumbrance, or paid or satisfied any material obligation or liability (absolute, accrued, contingent or otherwise) which discharge or satisfaction would have a material adverse effect on the Parent, other than (i) liabilities shown or reflected on the Parent Balance Sheet or (ii) liabilities incurred since the date of the Parent Balance Sheet in the ordinary course of business.

          (c) Incurred any funded Indebtedness or increased or established any reserve for taxes or any other liability on its books or otherwise provided therefor which would have a material adverse effect on the Parent, except as may have been required due to income or operations of the Parent since the date of the Parent Balance Sheet.

          (d) Mortgaged, pledged or subjected to any lien, charge or other encumbrance any of the assets, tangible or intangible, which assets are material to the consolidated business or financial condition of the Parent.

          (e) Sold or transferred any of the assets material to the consolidated business of the Parent, canceled any material debts or claims or waived any material rights, except in the ordinary course of business.

          (f) Except for annual increases in the base rates of compensation and bonuses of officers and employees in the ordinary course of business, granted any general or uniform increase in the rates of pay of employees or any material increase in salary payable or to become payable by the Parent to any officer or employee, consultant or agent (other than normal merit increases), or by means of any bonus or pension plan, contract or other commitment, increased in a material respect the compensation of any officer, employee, consultant or agent.

          (g) Except for this Agreement and any other agreement executed and delivered pursuant to this Agreement, entered into any material transaction other than in the ordinary course of business or permitted under other Sections of this Agreement.

          (h) Issued any stock, bonds or other securities or any options or rights to purchase any of its securities (other than stock issued upon the exercise of outstanding options under the Parent's stock option plans).

          (i) Declared, set aside or paid any dividend or made any other distribution or payment with respect to any shares of its capital stock or directly or indirectly redeemed, purchased or otherwise acquired any shares of its capital stock or the capital stock or equity interests of any Parent Subsidiary or Other Parent Entity.

          (j) Changed in any material respect the accounting methods or practices followed by the Company, including any material change in any assumption underlying, or method of calculating any bad debt, contingency or other reserve, except as may be required by changes in generally accepted accounting principles.

     5.12. Accounts Receivable.

          (a) Since the date of the Parent Balance Sheet, the Parent has not changed any principle or practice with respect to the recordation of accounts receivable or the calculation of reserves therefor, or any material collection, discount or write-off policy or procedure, except as may be required by changes in generally accepted accounting principles.

          (b) The Parent (including the Parent Subsidiaries and the Other Parent Entities) is in compliance with the terms and conditions of all third-party payor arrangements relating to its accounts receivable, except to the extent that such noncompliance would not have a material adverse effect on the Parent. Without limiting the generality of the foregoing, neither the Parent nor any Parent Subsidiary or Other Parent Entity has received notice from any governmental authority alleging that the Parent or any Parent Subsidiary is in violation of any Medicare and Medicaid provider agreements to which it is a party, which violation would have a material adverse effect on the Parent.

     5.13. Tax Returns. The Parent has filed all tax returns required to be filed by it or requests for extensions to file such returns or reports have been timely filed and granted and have not expired, except to the extent that such failures to file, taken together, do not have a material adverse effect on the Parent. The Parent has made all payments shown as due on such returns.

     5.14. Compliance with Laws. Neither the Parent nor any Parent Subsidiary or Other Parent Entity has received any notices of material violations of any federal, state and local laws, regulations and ordinances relating to its business and operations, including, without limitation, the Occupational Safety and Health Act, the Americans with Disabilities Act, Medicare or applicable Medicaid statutes and regulations and any Environmental Laws, and no notice of any pending inspection or violation of any such law, regulation or ordinance has been received by the Parent or any Parent Subsidiary or Other Parent Entity which, if it were determined that a violation had occurred, would have a material adverse effect on the Parent.

     5.15. Regulatory Approvals. Except as disclosed in the Parent Documents or in Schedule 5.15 to the Parent Disclosure Schedule, the Parent and each Parent Subsidiary or Other Parent Entity, as applicable, holds all licenses, certificates of need and other regulatory approvals required or necessary to be applied for or obtained in connection with its business as presently conducted or as proposed to be conducted, except where the failure to obtain or hold such license, certificate of need or regulatory approval would not have a material adverse effect on the Parent. All such licenses, certificates of need and other regulatory approvals relating to the business, operations and facilities of the Parent and each Parent Subsidiary or Other Parent Entity are in full force and effect, except where any failure of such license, certificate of need or regulatory approval to be in full force and effect would not have a material adverse effect on the Parent. Any and all past litigation concerning such licenses, certificates of need and regulatory approvals, and all claims and causes of action raised therein, have been finally adjudicated. No such license, certificate of need or regulatory approval has been revoked, conditioned (except as may be customary) or restricted, and no action (equitable, legal or administrative), arbitration or other process is pending, or to the best knowledge of the Parent, threatened, which in any way challenges the validity of, or seeks to revoke, condition or restrict any such license, certificate of need, or regulatory approval. Subject to compliance with applicable securities laws and the HSR Act, the consummation of the Merger will not violate any law or restriction to which the Parent is subject which, if violated, would have a material adverse effect on the Parent.

     5.16. Investment Intent. The Parent is acquiring the Company Shares hereunder for its own account and not with a view to the distribution or sale thereof, and the Parent has no understanding, agreement or arrangement to sell, distribute, partition or otherwise transfer or assign all or any part of the Company Shares to any other person, firm or corporation.

     5.17. Brokers. Except for the fee payable to Smith Barney Inc. pursuant to the engagement letter, dated November 8, 1996, there are no valid claims for brokerage commissions, finder's fees or similar fees in connection with the transactions contemplated by this Agreement which may be now or hereafter asserted against the Parent or the Company or any subsidiary or other controlled entity of the Parent or the Company resulting from any action taken by the Parent or any of its officers, directors or agents or any of them.

     5.18. No Stockholder Vote Required. No vote is required of the holders of the outstanding capital stock of the Parent to approve this Agreement, the Merger and the transactions contemplated hereby.

     5.19. Pooling Matters. To the best knowledge of the Parent, neither the Parent nor any of its affiliates has taken or agreed to take any action that (without giving effect to any actions taken or agreed to be taken by the Company or any of its affiliates) would prevent the Company from accounting for the business combination to be effected by the Merger as a pooling of interests for financial reporting purposes.

     5.20. No Untrue Representations. No representation or warranty by the Parent in this Agreement, and no Schedule or certificate issued by the Parent and furnished or to be furnished to the Parent pursuant hereto, or in connection with the transactions contemplated hereby, contains or will contain any untrue statement of a material fact or omits or will omit to state a material fact necessary to make the statements or facts contained therein not misleading in light of all of the circumstances then prevailing.

SECTION 6.  ACCESS TO INFORMATION AND DOCUMENTS

     6.1. Access to Information.

          (a) Between the date hereof and the Closing Date, each of the Company and the Parent will give to the other party and its counsel, accountants and other representatives reasonable access to all the properties, documents, contracts, personnel files and other records of such party and shall furnish the other party with copies of such documents and with such information with respect to the affairs of such party as the other party may from time to time reasonably request. Each party will disclose and make available to the other party and its representatives all books, contracts, accounts, personnel records, letters of intent, papers, records, communications with regulatory authorities and other documents relating to the business and operations of such party. In addition, the Company shall make available to the Parent all such banking, investment and financial information as shall be necessary to allow for the efficient integration of the Company's banking, investment and financial arrangements with those of the Parent at the Effective Time.

          (b) The Company hereby agrees to provide the Parent with such information and documentation as the lenders under the Revolving Credit and Reimbursement Agreement, dated as of September 5, 1996, between the Parent and NationsBank National Association (South), as agent for the lenders named therein, shall reasonably request in connection with their review of the Merger.

     6.2. Return of Records. If the transactions contemplated hereby are not consummated and this Agreement terminates, each party agrees to promptly return all documents, contracts, records or properties of the other party and all copies thereof furnished pursuant to this Section 6 or otherwise. All information disclosed by any party or any affiliate or representative of any party shall be deemed to be "Evaluation Material" under the terms of the Confidentiality Agreement, dated September 18, 1996, between the Company and the Parent (the "Confidentiality Agreement").

     6.3. Effect of Access.

          (a) Nothing contained in this Section 6 shall be deemed to create any duty or responsibility on the part of either party to investigate or evaluate the value, validity or enforceability of any contract, lease or other asset included in the assets of the other party.

          (b) With respect to matters as to which any party has made express representations or warranties herein, the parties shall be entitled to rely upon such express representations and warranties irrespective of any investigations made by such parties, except to the extent that such investigations result in actual knowledge of the inaccuracy or falsehood of particular representations and warranties.

SECTION 7.  COVENANTS

     7.1. Preservation of Business. Except as contemplated by this Agreement, each of the Company and the Parent will use its reasonable best efforts to preserve its business organization intact, to keep available to the Parent and the Surviving Corporation the services of their present employees, and to preserve for the Parent and the Surviving Corporation the goodwill of the suppliers, customers and others having business relations with them and their respective subsidiaries.

     7.2. Material Transactions. Except as contemplated by this Agreement, prior to the Effective Time, neither the Company nor any Company Subsidiary nor Company Partnership will (other than as required pursuant to the terms of this Agreement and the related documents), without first obtaining the written consent of the Parent:

          (a) Encumber any asset or enter into any transaction or make any contract or commitment relating to the properties, assets and business of the Company or the Company Subsidiaries or the Company Partnerships, other than in the ordinary course of business or as otherwise disclosed herein.

          (b) Enter into any employment contract or similar agreement in which the cash compensation is in excess of $100,000 per annum, or the term is greater than one year, which is not terminable upon notice of 90 days or less, at will, and without penalty to the Company or such Company Subsidiary or Company Partnership, other than physician contracts entered into in the ordinary course of business.

          (c) Enter into any contract or agreement (i) which cannot be performed within three months or less, or (ii) which involves the expenditure of over $1,000,000, other than in the ordinary course of business.

          (d) Issue or sell, or agree to issue or sell, any shares of capital stock or other securities of the Company or such Company Subsidiary or Company Partnership, except upon exercise of currently outstanding stock options.

          (e) Make any payment or distribution to the trustee under any bonus, pension, profit-sharing or retirement plan or incur any obligation to make any such payment or contribution which is not in accordance with the Company's usual past practice, or make any payment or contributions or incur any obligation pursuant to or in respect of any other plan or contract or arrangement providing for bonuses, executive incentive compensation, pensions, deferred compensation, retirement payments, profit-sharing or the like, establish or enter into any such plan, contract or arrangement, or terminate any plan.

          (f) Extend credit to anyone, except in the ordinary course of business consistent with prior practices.

          (g) Guarantee the obligation of any person, firm or corporation, except in the ordinary course of business consistent with prior practices.

          (h) Amend its Certificate or Articles of Incorporation or By-laws.

          (i) Take any action of a character described in Section 3.11(a) to 3.11(j), inclusive.

     7.3. Meeting of Stockholders. The Company will take all steps necessary in accordance with its Certificate of Incorporation and By-laws to call, give notice of, convene and hold meetings of its stockholders (the "Stockholder Meeting") as soon as practicable after the effectiveness of the Registration Statement (as defined in Section 7.4 hereof), for the purpose of approving and adopting this Agreement and the transactions contemplated hereby and for such other purposes as may be necessary. Unless this Agreement shall have been validly terminated as provided herein, the Board of Directors of the Company (subject to the provisions of Section 8.1(d) hereof) will (i) recommend to its stockholders the approval and adoption of this Agreement, the transactions contemplated hereby and any other matters to be submitted to the stockholders in connection therewith, to the extent that such approval is required by applicable law in order to consummate the Merger, and (ii) use its reasonable, good faith efforts to obtain the approval by its stockholders of this Agreement and the transactions contemplated hereby.

     7.4. Registration Statement.

          (a) The Parent shall prepare and file with the SEC and any other applicable regulatory bodies, as soon as reasonably practicable, a Registration Statement on Form S-4 with respect to the shares of the Parent Common Stock to be issued in the Merger (the "Registration Statement"), and will otherwise proceed promptly to satisfy the requirements of the Securities Act, including Rule 145 thereunder. Such Registration Statement shall contain a proxy statement of the Company containing the information required by the Exchange Act (the "Proxy Statement"). The Parent shall use its reasonable best efforts to cause the Registration Statement to be declared effective and to maintain such effectiveness until all of the shares of the Parent Common Stock covered thereby have been distributed. The Parent shall promptly amend or supplement the Registration Statement to the extent necessary in order to make the statements therein not misleading or to correct any statements which have become false or misleading. The Parent shall use its reasonable best efforts to have the Proxy Statement approved by the SEC under the provisions of the Exchange Act. The Parent shall provide the Company with copies of all filings made pursuant to this
     Section 7.4 and shall consult with the Company on responses to any comments made by the Staff of the SEC with respect thereto.

          (b) The information specifically designated as being supplied by the Company for inclusion or incorporation by reference in the Registration Statement shall not, at the time the Registration Statement is declared effective, at the time the Proxy Statement is first mailed to holders of the Company Common Stock, at the time of the Stockholder Meeting and at the Effective Time, contain any untrue statement of a material fact or omit to state any material fact required to be stated therein or necessary in order to make the statements therein, not misleading. The information specifically designated as being supplied by the Company for inclusion or incorporation by reference in the Proxy Statement shall not, at the date the Proxy Statement (or any amendment thereof or supplement thereto) is first mailed to holders of the Company Common Stock, at the time of the Stockholder Meeting and at the Effective Time, contain any untrue statement of a material fact or omit to state any material fact required to be stated therein or necessary in order to make the statements therein, in the light of the circumstances under which they are made, not misleading. If at any time prior to the Effective Time, any event or circumstance relating to the Company, or its officers or directors, should be discovered by the Company which should be set forth in an amendment to the Registration Statement or a supplement to the Proxy Statement, the Company shall promptly inform the Parent. All documents, if any, that the Company is responsible for filing with the SEC in connection with the transactions contemplated hereby will comply as to form and substance in all material respects with the applicable requirements of the Securities Act and the rules and regulations thereunder and the Exchange Act and the rules and regulations thereunder.

          (c) The information specifically designated as being supplied by the Parent for inclusion or incorporation by reference in the Registration Statement shall not, at the time the Registration Statement is declared effective, at the time the Proxy Statement is first mailed to holders of the Company Common Stock, at the time of the Stockholder Meeting and at the Effective Time, contain any untrue statement of a material fact or omit to state any material fact required to be stated therein or necessary in order to make the statements therein, not misleading. The information specifically designated as being supplied by the Parent for inclusion or incorporation by reference in the Proxy Statement in connection with the Stockholder Meeting shall not, at the date the Proxy Statement (or any amendment thereof or supplement thereto) is first mailed to holders of the Company Common Stock, at the time of the Stockholder Meeting or at the Effective Time, contain any untrue statement of a material fact or omit to state any material fact required to be stated therein or necessary in order to make the statements therein, not misleading. If at any time prior to the Effective Time any event or circumstance relating to the Parent or its officers or Directors, should be discovered by the Parent which should be set forth in an amendment to the Registration Statement or a supplement to the Proxy Statement, the Parent shall promptly inform the Company and shall promptly file such amendment to the Registration Statement. All documents that the Parent is responsible for filing with the SEC in connection with the transactions contemplated herein will comply as to form and substance in all material respects with the applicable requirements of the Securities Act and the rules and regulations thereunder and the Exchange Act and the rules and regulations thereunder.

          (d) Prior to the Closing Date, the Parent shall use its reasonable best efforts to cause the shares of Parent Common Stock to be issued pursuant to the Merger to be registered or qualified under all applicable securities or Blue Sky laws of each of the states and territories of the Untied States, and to take any other actions which may be necessary to enable the Common Stock to be issued pursuant to the Merger to be distributed in each such jurisdiction.

          (e) Prior to the Closing Date, the Parent shall file a Subsequent Listing Application with the NYSE relating to the shares of the Parent Common Stock to be issued in connection with the Merger, and shall cause such shares of the Parent Common Stock to be listed on the NYSE, upon official notice of issuance, prior to the Closing Date.

          (f) The Company shall furnish all information to the Parent with respect to the Company and the Company Subsidiaries as the Parent may reasonably request for inclusion in the Registration Statement, the Proxy Statement and shall otherwise cooperate with the Parent in the preparation and filing of such documents.

     7.5. Exemption from State Takeover Laws. The Company shall take all reasonable steps necessary to exempt the Merger from the requirements of any state takeover statute or other similar state law which would prevent or impede the consummation of the transactions contemplated hereby, by action of the Company's Board of Directors or otherwise.

     7.6. HSR Act Compliance. The Parent and the Company shall promptly make their respective filings, and shall thereafter use their reasonable best efforts to promptly make any required submissions, under the HSR Act with respect to the Merger and the transactions contemplated hereby. The Parent and the Company will use their respective reasonable best efforts to obtain all other permits, authorizations, consents and approvals from third parties and governmental authorities necessary to consummate the Merger and the transactions contemplated hereby.

     7.7. Public Disclosures. The Parent and the Company will consult with each other before issuing any press release or otherwise making any public statement with respect to the transactions contemplated by this

Agreement, and shall not issue any such press release or make any such public statement prior to such consultation except as may be required by applicable law or requirements of the NYSE or Nasdaq. The parties shall issue a joint press release, mutually acceptable to the Parent and the Company, promptly upon execution and delivery of this Agreement.

     7.8. No Solicitations. The Company may, directly or indirectly, furnish information and access, in response to unsolicited requests therefor, to the same extent permitted by Section 6.1, to any corporation, partnership, person or other entity or group, pursuant to appropriate confidentiality agreements, and may participate in discussions and negotiate with such corporation, partnership, person or other entity or group concerning any proposal to acquire all or any significant portion of the equity securities of the Company or of the assets of the Company and the Company Subsidiaries and Company Partnerships upon a merger, purchase of assets, purchase of or tender offer for shares of its Common Stock or similar transaction (an "Acquisition Transaction"), if the Board of Directors of the Company determines in its good faith judgment in the exercise of its fiduciary duties or the exercise of its duties under Rule 14e-2 under the Exchange Act, after consultation with legal counsel and its financial advisors, that such action is appropriate in furtherance of the best interest of its stockholders. Except as set forth above, the Company shall not, and will direct each officer, director, employee, representative and agent of such party not to, directly or indirectly, encourage, solicit, participate in or initiate discussions or negotiations with or provide any information to any corporation, partnership, person or other entity or group (other than the Parent or an affiliate or associate or agent of the Parent, respectively) concerning any merger, sale of assets, sale of or tender offer for its shares or similar transactions involving all or any significant portion of the equity securities of the Company or of the assets of the Company and the Company Subsidiaries and Company Partnerships. The Company shall promptly notify the Parent if it shall, on or after the date hereof, have entered into a confidentiality agreement with any third party in response to any unsolicited request for information and access in connection with a possible Acquisition Transaction, such notification to include the identity of such third party and the proposed terms of such possible Acquisition Transaction. In addition, the Company shall notify the Parent within one day of determining to provide information to any corporation, partnership, person or other entity or group in connection with any possible Acquisition Transaction.

     7.9. Other Actions. Subject to the provisions of Section 7.8 hereof, none of the Company, the Parent and the Subsidiary shall knowingly or intentionally take any action, or omit to take any action, if such action or omission would, or reasonably might be expected to, result in any of its representations and warranties set forth herein being or becoming untrue in any material respect, or in any of the conditions to the Merger set forth in this Agreement not being satisfied, or (unless such action is required by applicable law) which would materially adversely affect the ability of the Company or the Parent to obtain any consents or approvals required for the consummation of the Merger without imposition of a condition or restriction which would have material adverse effect on the Surviving Corporation or which would otherwise materially impair the ability of the Company or the Parent to consummate the Merger in accordance with the terms of this Agreement or materially delay such consummation.

     7.10. Accounting Methods. Neither the Parent nor the Company shall change, in any material respect, its methods of accounting in effect at its most recent fiscal year end, except as required by changes in generally accepted accounting principles as concurred by such parties' independent accountants.

     7.11. Pooling and Tax-Free Reorganization Treatment. Neither the Parent nor the Company shall intentionally take or cause to be taken any action, whether on or before the Effective Time, which would disqualify the Merger as a "pooling of interests" for accounting purposes or as a "reorganization" within the meaning of Section 368(a) of the Code.

     7.12. Affiliate and Pooling Agreements. The Parent and the Company will each use their respective reasonable best efforts to causes each of their respective directors and executive officers and each of their respective "affiliates" (within the meaning of Rule 145 under the Securities Act) to execute and deliver to the Parent as soon as practicable an agreement in the form attached hereto as Exhibit 7.12 relating to the disposition of shares of the Company Common Stock and shares of the Parent Common Stock held by such person and the shares of the Parent Common Stock issuable pursuant to this Agreement.

     7.13. Cooperation.

          (a) The Parent and the Company shall together, or pursuant to an allocation of responsibility agreed to between them, (i) cooperate with one another in determining whether any filings required to be made or consents required to be obtained in any jurisdiction prior to the Effective Time in connection with the consummation of the transactions contemplated hereby and cooperate in making any such filings promptly and in seeking to obtain timely any such consents, (ii) use their respective best efforts to cause to be lifted any injunction prohibiting the Merger, or any part thereof, or the other transactions contemplated hereby, and (iii) furnish to one another and to one another's counsel all such information as may be required to effect the foregoing actions.

          (b) Subject to the terms and conditions herein provided, and unless this Agreement shall have been validly terminated as provided herein, each of the Parent and the Company shall use all reasonable efforts (i) to take, or cause to be taken, all actions necessary to comply promptly with all legal requirements which may be imposed on such party (or any subsidiaries or affiliates of such party) with respect to the Agreement and to consummate the transactions contemplated hereby, subject, in the case of the Company, to the vote of its stockholders described above, and (ii) to obtain (and to cooperate with the other party to obtain) any consent, authorization, order or approval of, or any exemption by, any governmental entity which is required to be obtained or made by such party or any of its subsidiaries or affiliates in connection with this Agreement and the transactions contemplated hereby. Each of the Parent and the Company will promptly cooperate with and furnish information to the other in connection with any such burden suffered by, or requirement imposed upon, either of then or any of their subsidiaries or affiliates in connection with the foregoing.

     7.14. Company Stock Options.

          (a) As soon as reasonably practicable after the Effective Time, the Parent shall deliver to the holders of the Company stock options, appropriate notices setting forth such holders' rights pursuant to any stock option plans under which such Company stock options were issued and any stock option agreements evidencing such options which shall continue in full force and effect on the same terms and conditions (subject to the adjustments required by Section 2.1(d) or this Section 7.14 after giving effect to the Merger and the assumption of such options by the Parent as set forth herein) as in effect immediately prior to the Effective Time. The Parent shall comply with the terms of the stock option plans, and the stock option agreements as so adjusted, and shall use its reasonable best efforts to ensure, to the extent required by, and subject to the provisions of, such plans or agreements, that the Company stock options which qualified as incentive stock options prior to the Effective Time shall continue to qualify as incentive stock options after the Effective Time.

          (b) The Parent shall take all corporate action necessary to reserve for issuance a sufficient number of shares of the Parent Common Stock for delivery upon exercise of the Company stock options assumed by the Parent in accordance with Section 2.1(d). As soon as practicable after the Effective Time, the Parent shall file with the SEC a registration statement on Form S-8 with respect to shares of the Parent Common Stock subject to such assumed Company stock options and shall use its best efforts to maintain the effectiveness of a registration statement or registration statements covering such options (and maintain the current status of the prospectus or prospectuses contained therein) for so long as such the Company stock options remain outstanding. The Parent shall administer the plans assumed pursuant to Section 2.1(d) hereof in a manner that complies with Rule 16b-3 promulgated under the Exchange Act to the extent the applicable plan complied with such rule prior to the Merger.

          (c) Except to the extent otherwise agreed to by the parties, all restrictions or limitations on transfer and vesting with respect to the Company stock options awarded under any plan, program, or arrangement of the Company or any of its subsidiaries, to the extent that such restrictions or limitations shall not have already lapsed, shall remain in full force and effect with respect to such options after giving effect to the Merger and the assumption by the Parent as set forth above.

     7.15. Publication of Combined Results. The Parent agrees that after the end of the first full calendar month after the Effective Time, the Parent shall cause publication of the combined results of operations of the Parent and the Company in the First Quarterly Report on Form 10-Q which shall be filed after such period. For purposes of this Section 7.15, the term "publication" shall have the meaning provided in SEC Accounting Series Release No. 135.

     7.16. Tax Opinion Certificates. Each of the Parent and the Company agrees that it shall provide certificates containing reasonable representations to counsel for the Parent and the Company in connection with such counsels' rendering of their opinions as to the federal income tax consequences of the Merger provided for in Section 9 of this Agreement.

     7.17. Consents; Amendments, Etc.

          (a) The Parent, the Subsidiary and the Company shall use their reasonable best efforts, consistent with sound business judgment, to obtain all material consents, approvals and authorizations of third parties with respect to all material agreements to which such parties are parties, which consents, approvals and authorizations are required of such third parties by such documents, in form and substance acceptable to the Parent or the Company, as the case may be, except where the failure to obtain such consent, approval or authorization would not have a material adverse effect on the business of the Surviving Corporation.

          (b) The Parent, the Subsidiary and the Company shall use their best efforts to obtain, or obtain the transfer of, any licenses and other regulatory approvals necessary to allow the Surviving Corporation to operate the Company's business, unless the failure to obtain such transfer or approval would not have a material adverse effect on the Company.

     7.18. Compensation Plans. The Parent confirms that the consummation of the Merger constitutes a "Change in Control" or "Change of Control" of the Company for all purposes within the meaning of all the Company Plans and compensation plans or compensation agreements of the Company.

     7.19. Insurance; Indemnification; Benefits.

          (a) The Parent shall, or shall cause the Surviving Corporation to, maintain in effect for not less than three years after the Effective Time the Company's current policy of directors' and officers' liability insurance for the benefit of the individuals who, at or before the Effective Time, were directors or officers of the Company with respect to matters occurring prior to the Effective Time; provided, however, that (i) the Parent may substitute therefor policies of at least the same coverage containing terms and conditions which are no less advantageous to the covered officers and directors and (ii) the Parent shall not be required to pay an annual premium for such insurance in excess of two times the last annual premium paid prior to the date hereof, but in the event such premium shall exceed such amount shall purchase as much coverage as possible for such amount.

          (b) From and after the Effective Time, the Parent shall indemnify, defend and hold harmless the officers, directors and employees of the Company and the Company Subsidiaries who were such at any time prior to the Effective Time (the "Indemnified Parties") from and against all losses, expenses, claims, damages or liabilities arising out of the transactions contemplated by this Agreement to the fullest extent permitted or required under applicable law, provided, however that the requirement to advance expenses shall be limited to those instances in which the indemnified party undertakes to repay such amount if it shall ultimately be determined that he is not required to be indemnified under Section 145(c) of the DGCL. The Parent agrees that all rights to indemnification existing in favor of the directors, officers and employees of the Company and the Company Subsidiaries as provided in the Company's or the Company's Subsidiaries' Certificate of Incorporation or By-laws, as applicable and as in effect as of the date hereof, with respect to matters occurring through the Effective Time, shall survive the Merger and shall continue in full force and effect from and after the Effective Time, and the Parent shall, and shall cause the Surviving Corporation to, indemnify and hold harmless such persons to the extent so provided. In the event of any actual or threatened claim, action, suit, proceeding or investigation in respect of any indemnifiable matter under this Section 7.19, (i) the Parent shall cause the Surviving

     Corporation to pay the reasonable fees and expenses of counsel selected by the Indemnified Party in advance of the final disposition of any such action to the fullest extent permitted by applicable law, upon receipt of any undertaking required by applicable law, and (ii) the Parent shall cause the Surviving Corporation to cooperate in the defense of any such matter.

          (c) The Parent covenants and agrees that, following the Effective Time, it will, or it will cause the Surviving Corporation to, (A) honor in accordance with their terms all benefits accrued or vested under the Company Plans as of the Effective Time, and (B) honor in accordance with their terms all contracts, arrangements, commitments, or understandings described in Schedule 3.14(b) to the Company Disclosure Schedule.

          (d) The provisions of this Section 7.19 and Sections 7.14 and 7.18 shall survive the Merger, and are intended to be for the benefit of, and shall be enforceable by, any officer, director, employee, trustee or agent of the Company (or any Company Subsidiary or Company Partnership), and such person's heirs or representatives, that is the subject of such Section as the case may be (the expenses, including reasonable attorneys' fees, that may be incurred thereby in enforcing such provisions to be paid by the Parent).

     7.20. Company Rights Agreement. The Company will amend, prior to the Effective Time, the Company Rights Agreement to the extent necessary to provide that the execution, delivery and performance of this Agreement and the transactions contemplated hereby will not (i) cause the Parent or any of its affiliates to become an Acquiring Person (as defined in the Company Rights Agreement), or (ii) otherwise affect the rights of the holders of Company Rights, including by causing such Company Rights to separate from the underlying shares or by giving such holders the right to acquire securities of any party hereto.

     7.21. Resignation of Company Directors. On or prior to the Closing Date, the Company shall deliver to the Parent evidence satisfactory to the Company of the resignations of Directors of the Company, such resignations to be effective immediately after the Effective Time.

     7.22. Notice of Subsequent Events. The Parent and the Company shall notify each other of any changes, additions or events occurring after the date hereof which would cause any material adverse change or material adverse effect with respect to the notifying party, promptly after obtaining knowledge of the same.

     7.23. Conduct of Business by Parent Pending the Merger. Prior to the Effective Time, unless the Company shall otherwise agree in writing or except as otherwise required by this Agreement, the Parent shall not, nor shall it permit any of the Parent Subsidiaries or Other Parent Entities to: (i) issue or sell, or agree to issue or sell, other than in an acquisition approved by the Parent's Board of Directors in accordance with the policies and procedures adopted by the Parent's Board of Directors for such acquisitions, any shares of capital stock or other securities (except for options granted under the Parent's existing stock option plans at an exercise price not less than the fair market value at the time of grant) of the Parent or such Parent Subsidiary or Other Parent Entity, except upon exercise of currently outstanding stock options or pursuant to stock purchase plans, or (ii) amend its Certificate of Incorporation or Articles of Incorporation, except to increase the authorized number of shares of capital stock of the Parent, or amend its By-laws in any manner which would have a material adverse effect on the Merger. In addition, during the period from the date hereof to the Effective Time, the Subsidiary shall not engage in any activities of any nature except as provided in or contemplated by this Agreement.

     7.24. Restructuring the Merger. If the Company and the Parent mutually determine that a forward subsidiary merger would adversely affect the ability of the parties to consummate the Merger and that a reverse subsidiary merger would not, the Merger will be restructured in the form of a reverse subsidiary merger of the Subsidiary into the Company, with the Company being the Surviving Corporation. In such event, this Agreement shall be appropriately modified to reflect such form of merger.

     7.25. Tax Covenants Following the Effective Time. Following the Effective Time, the Parent shall not, and shall cause the Surviving Corporation not to, take any action following the Effective Time which could disqualify the Merger as a "reorganization" within the meaning of Section 368(a) of the Code.

SECTION 8.  TERMINATION, AMENDMENT AND WAIVER

     8.1. Termination. This Agreement may be terminated at any time prior to the Effective Time, whether before or after approval of matters presented in connection with the Merger by the holders of the Company Common Stock and the holders of the Parent Common Stock:

          (a) by mutual written consent of the Parent, the Subsidiary and the Company;

          (b) by either the Parent or the Company;

             (i) if, upon a vote at a duly held meeting of stockholders or any adjournment thereof, any required approval of the holders of the Company Common Stock shall not have been obtained;

             (ii) if the Merger shall not have been consummated on or before July 31, 1997, unless the failure to consummate the Merger is the result of a willful and material breach of this Agreement by the party seeking to terminate this Agreement; provided, however, that the passage of such period shall be tolled for any part thereof (but not exceeding 60 days in the aggregate) during which any party shall be subject to a nonfinal order, decree, ruling or action restraining, enjoining or otherwise prohibiting the consummation of the Merger or the calling or holding of a meeting of stockholders;

             (iii) if a United States federal or state court of competent jurisdiction or other United States federal or state governmental entity shall have issued an order, decree or ruling or taken any other action permanently enjoining, restraining or otherwise prohibiting the Merger and such order, decree, ruling or other action shall have become final and nonappealable; provided, that the party seeking to terminate this Agreement shall have used all reasonable efforts to remove such order, decree, ruling or other action; or

             (iv) in the event of a material breach by the other party of any representation, warranty, covenant or other agreement contained in this Agreement which (A) would give rise to the failure of a condition set forth in Section 9.2(a) or (b) or Section 9.3(a) or (b), as applicable, and (B) cannot be or has not been cured within 30 days after the occurrence or discovery of such breach by the breaching party, whichever is later (a "Material Breach") (provided that the terminating party is not then in Material Breach of any representation, warranty, covenant or other agreement contained in this Agreement); or

          (c) by either the Parent or the Company in the event that (i) all of the conditions to the obligation of such party to effect the Merger set forth in Section 9.1 shall have been satisfied and (ii) any condition to the obligation of such party to effect the Merger set forth in Section 9.2 (in the case of the Parent) or Section 9.3 (in the case of the Company) is not capable of being satisfied prior to the end of the period referred to in Section 8.1(b)(ii); or

          (d) by the Company, if the Company's Board of Directors shall have (i) determined, in the exercise of its fiduciary duties under applicable law, not to recommend the Merger to the holders of Company Shares or shall have withdrawn such recommendation or (ii) approved, recommended or endorsed any Acquisition Transaction (as defined in Section 7.8) other than this Merger or (iii) resolved to do any of the foregoing; or

          (e) by the Company, if the average of the last per share sale price of the Parent Common Stock for the ten consecutive trading days ending on the fifth trading day immediately preceding the date set for the Stockholder Meeting as reported on the NYSE Composite Tape is equal to or less than $17.125; or

          (f) by the Company, upon the occurrence of a change, addition or event requiring the Parent to give notice pursuant to Section 7.22 that (x) would give rise to the failure of a condition set forth in Section 9.3(b) and (y) is not capable of being cured prior to the end of the period referred to in
     Section 8.1(b)(ii); provided, that the Company shall only be permitted to terminate the Agreement within ten days after receipt of any such notice and the information reasonably requested by it in order to evaluate the significance of such change, addition or event; and provided, further, that if the Company does not give the Parent written notice of termination within such 10-day period, the Company shall be deemed to have consented to such change, addition or event and shall not be entitled thereafter to assert that such change, addition or event gives rise to a failure of a condition set forth in Section 9.3(b); or

          (g) by the Parent, upon the occurrence of a change, addition or event requiring the Company to give notice pursuant to Section 7.22 that (x) would give rise to the failure of a condition set forth in Section 9.2(b) and (y) is not capable of being cured prior to the end of the period referred to in Section 8.1(b)(ii); provided, that the Company shall only be permitted to terminate the Agreement within ten days after receipt of any such notice and the information reasonably requested by it in order to evaluate the significance of such change, addition or event; and provided, further, that if the Parent does not give the Company written notice of termination within such 10-day period, the Parent shall be deemed to have consented to such change, addition or event and shall not be entitled thereafter to assert that such change, addition or event gives rise to a failure of a condition set forth in Section 9.2(b).

     8.2. Effect of Termination. In the event of termination of this Agreement as provided in Section 8.1, this Agreement shall forthwith become void and have no effect, without any liability or obligation on the part of any party, other than the provisions of Sections 6.2, 7.7, 8.2 and 8.6, and except to the extent that such termination results from the willful and material breach by a party of any of its representations, warranties, covenants or other agreements set forth in this Agreement.

     8.3. Amendment. This Agreement may be amended by the parties at any time before or after any required approval of matters presented in connection with the Merger by the holders of the Company Shares; provided, however, that after such approval, there shall be made no amendment that pursuant to Section 251(d) of the DGCL requires further approval by such stockholders without such further approval. This Agreement may not be amended except by an instrument in writing signed on behalf of each of the parties.

     8.4. Extension; Waiver. At any time prior to the Effective Time, the parties may (a) extend the time for the performance of any of the obligations or other acts of the other parties, (b) waive any inaccuracies in the representations and warranties contained in this Agreement or in any document delivered pursuant to this Agreement or (c) subject to the proviso of Section 8.3, waive compliance with any of the agreements or conditions contained in this Agreement. Any agreement on the part of a party to any such extension or waiver shall be valid only if set forth in an instrument in writing signed on behalf of such party. The failure of any party to this Agreement to assert any of its rights under this Agreement or otherwise shall not constitute a waiver of such rights.

     8.5. Procedure for Termination, Amendment, Extension or Waiver. A termination of this Agreement pursuant to Section 8.1, an amendment of this Agreement pursuant to Section 8.3, or an extension or waiver pursuant to Section
8.4 shall, in order to be effective, require in the case of each of the Parent, the Subsidiary and the Company, action by its Board of Directors or the duly authorized designee of the Board of Directors.

     8.6. Expenses; Break-up Fees.

          (a) All costs and expenses incurred in connection with this Agreement and the transactions contemplated hereby shall be paid by the party incurring such expense, except that expenses (other than legal, accounting and investment banking costs, which shall be paid by the party incurring such expenses) incurred in connection with preparing, filing, printing and mailing the Proxy Statements and the Registration Statement shall be shared equally by the Parent and the Company.

          (b) In the event of a termination of this Agreement by the Company pursuant to Section 8.1(d) as a result of the Board of Directors approving, recommending or endorsing an Acquisition Transaction and within one year after the effective date of such termination, the Company is the subject of an Acquisition Transaction with any Person (as defined in Sections 3(a)(9) and 13(d)(3) of the Exchange Act) (other than a party hereto), then at the time of the consummation of such Acquisition Transaction, the Company shall pay to the Parent a break-up fee of $12 million in immediately available funds.

          (c) The Company acknowledges that the provisions for the payment of break-up fees and the allocation of expenses contained in this Section 8.6 are an integral part of the transactions contemplated by this Agreement and that, without these provisions, the Parent and the Subsidiary would not have entered into this Agreement. Accordingly, if a break-up fee shall become due and payable by the Company, and the Company shall fail to pay such amount when due pursuant to this Section, and, in order to obtain such payment, suit is commenced by the Parent which results in a judgment against the Company therefor, the Company shall pay the Parent's reasonable costs and expenses (including reasonable attorneys' fees) in connection with such suit, together with interest computed on any amounts determined to be due pursuant to this Section (computed from the date upon which such amounts were due and payable pursuant to this Section) and such costs (computed from the dates incurred) at the prime rate of interest announced from time to time by NationsBank, National Association (South). The obligations of the Company under this Section 8.6 shall survive any termination of this Agreement.

     In the event a break-up fee is payable pursuant to this Section 8.6, the payment of any such break-up fee shall be the sole and exclusive remedy of the Parent.

SECTION 9.  CONDITIONS TO CLOSING

     9.1. Mutual Conditions. The respective obligations of each party to effect the Merger shall be subject to the satisfaction, at or prior to the Closing Date, of the following conditions (any of which may be waived in writing by the Parent, the Subsidiary and the Company):

          (a) None of the Parent, the Subsidiary or the Company nor any of their respective subsidiaries shall be subject to any order, decree or injunction by a United States federal or state court of competent jurisdiction which
     (i) prevents the consummation of the Merger or (ii) would impose any material limitation on the ability of the Parent effectively to exercise full rights of ownership of the Common Stock of the Surviving Corporation or any material portion of the assets or business of the Company and the Company Subsidiaries and the Company Partnerships, taken as a whole.

          (b) No statute, rule or regulation shall have been enacted by the government (or any governmental agency) of the United States or any state that makes the consummation of the Merger and any other transaction contemplated hereby illegal.

          (c) Any waiting period (and any extension thereof) applicable to the consummation of the Merger under the HSR Act shall have expired or been terminated.

          (d) The holders of shares of the Company Common Stock shall have approved the adoption of this Agreement and any other matters submitted to them for the purpose of approving the transactions contemplated hereby.

          (e) The shares of the Parent Common Stock to be issued in connection with the Merger shall have been listed on the NYSE, upon official notice of issuance, and shall have been issued in transactions qualified or exempt from registration under applicable securities or Blue Sky laws of such states and territories of the United States as may be required.

          (f) The Merger shall qualify for "pooling of interests" accounting treatment, and the Parent and the Company shall each have received a letter, dated the Closing Date, from Ernst & Young LLP as to their concurrence with the Parent and the Company to that effect if the Merger is consummated in accordance with the terms and provisions of this Agreement.

          (g) The Registration Statement shall have been declared effective and no stop order with respect to the Registration Statement shall be in effect.

     9.2. Conditions to Obligations of the Parent. The obligations of the Parent to consummate the Merger and the other transactions contemplated hereby shall be subject to the satisfaction, at or prior to the Closing Date, of the following conditions (any of which may be waived by the Parent):

          (a) The agreements of the Company to be performed at or prior to the Closing Date pursuant to the terms hereof shall have been duly performed in all material respects, and the Company shall have performed, in all material respects, all of the acts required to be performed by it at or prior to the Closing Date by the terms hereof.

          (b) The representations and warranties of the Company set forth in
     Section 3.11(a) shall be true and correct as of the date of this Agreement and as of the Closing Date as described in the next sentence. The representations and warranties of the Company set forth in this Agreement that are qualified as to materiality shall be true and correct, and those that are not so qualified shall be true and correct in all material respects, as of the date of this Agreement and as of the Closing as though made at and as of such time, except to the extent such representations and warranties expressly relate to an earlier date (in which case such representations and warranties that are qualified as to materiality shall be true and correct, and those that are not so qualified shall be true and correct in all material respects, as of such earlier date); provided, however, that the Company shall not be deemed to be in breach of any such representations or warranties by taking any action permitted (or approved by the Parent) under this Agreement. The Parent and the Subsidiary shall have been furnished with a certificate, executed by a duly authorized officer of the Company, dated the Closing Date, certifying as to the fulfillment of the foregoing conditions.

          (c) The Parent shall have received an opinion from Haskell Slaughter & Young, L.L.C. to the effect that the Merger will constitute a reorganization within the meaning of Section 368(a) of the Code, which opinion may be based upon reasonable representations of fact provided by officers of the Parent, the Company and the Subsidiary.

          (d) The Parent shall have received an opinion from Willkie Farr & Gallagher substantially to the effect set forth in Exhibit 9.2(d) hereto.

          (e) All consents, authorizations, orders and approvals of (or filings or registrations with) any governmental commission, board or other regulatory body required to execute, deliver and perform this Agreement shall have been obtained or made, except for filings in connection with the Merger and any other documents required to be filed after the Effective Time.

     9.3. Conditions to Obligations of the Company. The obligations of the Company to consummate the Merger and the other transactions contemplated hereby shall be subject to the satisfaction, at or prior to the Closing Date, of the following conditions (any of which may be waived by the Company):

          (a) The agreements of the Parent and the Subsidiary to be performed at or prior to the Closing Date pursuant to the terms hereof shall have been duly performed, in all material respects, and the Parent and the Subsidiaries shall have performed, in all material respects, all of the acts required to be performed by them at or prior to the Closing Date by the terms hereof.

          (b) The representations and warranties of the Parent set forth in
     Section 5.11(a) shall be true and correct as of the date of the Agreement and as of the Closing Date as described in the next sentence. The representations and warranties of the Parent and the Subsidiary set forth in this Agreement that are qualified as to materiality shall be true and correct, and those that are not so qualified shall be true and correct in all material respects, as of the date of this Agreement and as of the Closing as though made at and as of such time, except to the extent such representations and warranties expressly relate to an earlier date (in which case such representations and warranties that are qualified as to materiality shall be true and correct, and those that are not so qualified shall be true and correct in all material respects, as of such earlier date). The Company shall have been furnished with a certificate, executed by duly authorized officers of the Parent and the Subsidiary, dated the Closing Date, certifying in such detail as the Company may reasonably request as to the fulfillment of the foregoing conditions.

          (c) The Company shall have received an opinion from Willkie Farr & Gallagher to the effect that the Merger will constitute a reorganization with the meaning of Section 368(a) of the Code which opinion may be based upon reasonable representations of fact provided by officers of the Parent, the Company and the Subsidiary.

          (d) The Company shall have received an opinion from Haskell Slaughter & Young, L.L.C. substantially to the effect set forth in Exhibit 9.3(d) hereto.

          (e) All consents, authorizations, orders and approvals of (or filings or registrations with) any governmental commission, board or other regulatory body required in connection with the execution, delivery and performance of this Agreement shall have been obtained or made, except for filings in connection with the Merger and any other documents required to be filed after the Effective Time.

SECTION 10.  MISCELLANEOUS

     10.1. Nonsurvival of Representations and Warranties. Unless expressly provided otherwise, none of the representations and warranties in this Agreement or in any instrument delivered pursuant to this Agreement shall survive the Effective Time. All covenants and agreements set forth in this Agreement shall survive in accordance with their terms.

     10.2. Notices. Any communications required or desired to be given hereunder shall be deemed to have be properly given if sent by hand delivery or by facsimile and overnight courier to the parties hereto at the following addresses, or at such other address as either party may advise the other in writing from time to time:

         If to the Parent or the Subsidiary:

         MedPartners, Inc.
         3000 Galleria Tower
         Suite 1000
         Birmingham, Alabama 35244
         Attention: President
         Fax: (205) 733-4154

         with a copy to:

         Haskell, Slaughter & Young, L.L.C.
         1200 AmSouth/Harbert Plaza
         Birmingham, Alabama 35244
         Attention: F. Hampton McFadden, Jr., Esq.
         Fax: (205) 324-1133

         If to the Company:

         InPhyNet Medical Management, Inc.
         1200 South Pine Island Road, Suite 600
         Fort Lauderdale, Florida 33324
         Attention: President
         Fax: (954) 424-2939

         with a copy to:

         InPhyNet Medical Management, Inc.
         1200 South Pine Island Road, Suite 600
         Fort Lauderdale, Florida 33324
         Attention: General Counsel
         Fax: (954) 424-7903

         and with a copy to:

         Willkie Farr & Gallagher
         One Citicorp Center
         153 East 53rd Street
         New York, New York 10022
         Attention: William N. Dye, Esq.
         Fax: (212) 821-8111

     All such communications shall be deemed to have been delivered on the date of hand delivery or on the next business day following the deposit of such communications with the overnight courier.

     10.3. Further Assurances. Each party hereby agrees to perform any further acts and to execute and deliver any documents which may be reasonably necessary to carry out the provisions of this Agreement.

     10.4. Governing Law. This Agreement shall be interpreted, construed and enforced with the laws of the State of Delaware, applied without giving effect to any conflicts-of-law principles.

     10.5. "Knowledge." "To the knowledge", "to the best knowledge, information and belief", or any similar phrase shall be deemed to refer to the knowledge of the Chairman of the Board, Chief Executive Officer or Chief Financial Officer of a party and to include the assurance that such knowledge is based upon a reasonable investigation, unless otherwise expressly provided.

     10.6. "Material adverse change" or "material adverse effect." "Material adverse change" or "material adverse effect" means, when used in connection with the Company or the Parent, any change, effect, event or occurrence that has, or is reasonably likely to have, individually or in the aggregate, a material adverse impact on the business or financial position of such party and its subsidiaries and other controlled entities identified herein or in any Schedule or Disclosure Schedule delivered pursuant to this Agreement, including the subsidiaries and other entities, taken as a whole; provided, however, that "material adverse change" and "material adverse effect" shall be deemed to exclude the impact of (i) changes in generally accepted accounting principles,
(ii) changes in applicable law and (iii) any changes resulting from any restructuring or other similar charges or write-offs taken by the Company with the consent of the Parent; provided, however, that no such charges or write-offs will be taken if such would adversely affect pooling-of-interests accounting treatment for the Merger.

     10.7. "Hazardous Materials." The term "Hazardous Materials" means any material which has been determined by any applicable governmental authority to be harmful to the health or safety of human or animal life or vegetation, regardless of whether such material is found on or below the surface of the ground, in any surface or underground water, airborne in ambient air or in the air inside any structure built or located upon or below the surface of the ground or in building materials or in improvements of any structures, or in any personal property located or used in any such structure, including, but not limited to, all hazardous substances, imminently hazardous substances, hazardous wastes, toxic substances, infectious wastes, pollutants and contaminants from time to time defined, listed, identified, designated or classified as such under any Environmental Laws (as defined in Section 10.8 regardless of the quantity of any such material).

     10.8. "Environmental Laws." The term "Environmental Laws" means any federal, state or local statute, regulation, rule or ordinance, and any judicial or administrative interpretation thereof, regulating the use, generation, handling, storage, transportation, discharge, emission, spillage or other release of Hazardous Materials or relating to the protection of the environment.

     10.9. Captions. The captions or headings in this Agreement are made for convenience and general reference only and shall not be construed to describe, define or limit the scope or intent of the provisions of this Agreement.

     10.10. Entire Agreement. This Agreement, the Company Disclosure Schedule, the Parent Disclosure Schedule, the Appendices attached hereto and the Confidentiality Agreement contain the entire agreement of the parties and supersede any and all prior or contemporaneous agreements between the parties, written or oral, with respect to the transactions contemplated hereby.

     10.11. Counterparts. This Agreement may be executed in several counterparts, each of which, when so executed, shall be deemed to be an original, and such counterparts shall, together, constitute and be one and the same instrument.

     10.12. Binding Effect. This Agreement shall be binding on, and shall inure to the benefit of, the parties hereto, and their respective successors and assigns, and, except as expressly provided in Section 7.19(d), no other person shall acquire or have any right under or by virtue of this Agreement. No party may assign any right or obligation hereunder without the prior written consent of the other parties.

     10.13. No Rule of Construction. The parties agree that, because all parties participated in negotiating and drafting this Agreement, no rule of construction shall apply to this Agreement which construes ambiguous language in favor of or against any party by reason of that party's role in drafting this Agreement.

     IN WITNESS WHEREOF, the Parent, the Subsidiary and the Company have caused this Agreement to be executed by their respective duly authorized officers, all as of the day and year first above written.

                                          MEDPARTNERS, INC.

                                          By:       /s/ LARRY R. HOUSE

                                            ------------------------------------
                                          Name: Larry R. House
                                          Title:  Chairman, President and
                                              Chief Executive Officer

                                          SEABIRD MERGER CORPORATION

                                          By:       /s/ LARRY R. HOUSE

                                            ------------------------------------
                                          Name: Larry R. House
                                          Title:  Chairman, President and
                                              Chief Executive Officer

                                          INPHYNET MEDICAL MANAGEMENT INC.

                                          By:      /s/ CLIFFORD FINDEISS
                                            ------------------------------------
                                          Name: Clifford Findeiss
                                          Title:  Chairman, President and
                                              Chief Executive Officer