Form 10-Q
period 1997-03-31
INPHYNET MEDICAL MANAGEMENT INC
filed 1997-05-20
CIK 925170

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997

                                     or

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                 For the transition period from _____ to ______


                                   ----------

                         Commission File Number: 0-24336

                                   ----------




                        INPHYNET MEDICAL MANAGEMENT INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)



                   Delaware                           65-0501896
            ------------------------              ----------------
            (State of incorporation)              (I.R.S. Employer
                                                 Identification No.)



                           1200 South Pine Island Road
                                    Suite 600
                       Fort Lauderdale, Florida 33324-4460
                    ----------------------------------------
                    (Address of principal executive offices)


                                 (954) 475-1300
                         -------------------------------
                         (Registrant's telephone number)


                                   ----------


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                             ---   ---

          The number of shares of the registrant's common stock, par value $0.01 per share, outstanding as of May 12, 1997 was 16,371,910.


================================================================================

                INPHYNET MEDICAL MANAGEMENT INC. AND SUBSIDIARIES



                                      INDEX
                                      -----

                                                                                          Page
                                                                                          ----
PART I -- FINANCIAL INFORMATION

     Item 1. Financial Statements

             Condensed Consolidated Balance Sheets....................................      1
             Condensed Consolidated Statements of Income..............................      2
             Condensed Consolidated Statements of Cash Flows .........................      3
             Notes to Condensed Consolidated Financial Statements.....................      4
     Item 2. Management's Discussion and Analysis of
                Financial Condition and Results of Operations.........................      5

PART II -- OTHER INFORMATION

     Item 1. Legal Proceedings........................................................      7

     Item 2. Changes in Securities....................................................      7

     Item 3. Defaults Upon Senior Securities..........................................      7

     Item 4. Submission of Matters to a Vote of Security Holders......................      7

     Item 5. Other Information........................................................      7

     Item 6. Exhibits and Reports on Form 8-K.........................................      7

SIGNATURES............................................................................      8

EXHIBITS..............................................................................      9



                INPHYNET MEDICAL MANAGEMENT INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (AMOUNTS IN THOUSANDS)



                                                                                 MARCH 31,         DECEMBER 31,
                                                                                   1997               1996
                                                                                 ---------         ------------
                                                                                (UNAUDITED)         (RESTATED)
ASSETS
Current Assets:
  Cash                                                                              $  6,797      $  3,618

  Accounts receivable, net of allowances of approximately
    $82,960 and $83,480 at March 31, 1997 and
    December 31, 1996, respectively                                                   88,658        84,300
  Accounts receivable from affiliates                                                    282           202
                                                                                    --------      --------
                                                                                      88,940        84,502

  Prepaid expenses and other assets                                                   18,365        15,505
                                                                                    --------      --------
         Total current assets                                                        114,102       103,625

Equipment, furniture and leasehold improvements, net                                  12,770        11,709

Other assets:
  Cost in excess of net assets acquired, net                                          28,090        27,773
  Other assets                                                                         2,369         2,672
                                                                                    --------      --------
                                                                                      30,459        30,445
                                                                                    --------      --------
         Total assets                                                               $157,331      $145,779
                                                                                    ========      ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accrued compensation and related benefits                                         $ 15,815      $ 15,713
  Accounts payable and other current liabilities                                      31,544        27,165
  Reserve for self-insured claims                                                      3,601         3,692
                                                                                    --------      --------
         Total current liabilities                                                    50,960        46,570

Long-term debt, net of current portion                                                   309           339

Deferred income taxes                                                                    860           959

Stockholders' equity:
  Common stock, par value -- $.01, 50,000 shares authorized,
    16,363 and 15,821 issued and outstanding at March 31,1997
    and December 31, 1996, respectively                                                  164           158
  Additional paid-in capital                                                          70,387        66,386
  Retained earnings                                                                   34,651        31,367
                                                                                    --------      --------
         Total stockholders' equity                                                  105,202        97,911
                                                                                    --------      --------
         Total liabilities and stockholders' equity                                 $157,331      $145,779
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



                                                     THREE MONTHS ENDED
                                                          MARCH 31,
                                                     ------------------
                                                      1997            1996
                                                      ----            ----
Net revenue                                        $ 122,227       $  87,504
Revenue from affiliates                                  280             399
                                                   ---------       ---------

      Total revenue                                  122,507          87,903

Expenses:
   Compensation and related benefits                  62,199          57,528
   Contracted medical services                        41,905          13,134
   Insurance                                           3,348           2,727
   Other                                               9,560           8,156
                                                   ---------       ---------
      Total operating expenses                       117,012          81,545
                                                   ---------       ---------

      Income from operations                           5,495           6,358

Nonoperating income (expense):
   Interest expense                                     (183)           (362)
   Interest income                                        88              73
   Other                                                  39             (37)
                                                   ---------       ---------
      Total nonoperating expense                         (56)           (326)
                                                   ---------       ---------

Income before income tax expense                       5,439           6,032

Income tax expense                                     2,149           2,382
                                                   ---------       ---------

Net income                                         $   3,290       $   3,650
                                                   =========       =========

Net income per share                               $    0.20       $    0.23
                                                   =========       =========

Weighted average shares outstanding                   16,727          16,067
                                                   =========       =========



     SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                INPHYNET MEDICAL MANAGEMENT INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)
                                   (UNAUDITED)



                                                     THREE MONTHS ENDED
                                                           MARCH 31,
                                                     ------------------
                                                      1997           1996
                                                      ----           ----
Net cash provided by operating activities           $ 2,604       $    68

Cash flows from investing activities:
  Acquisitions                                       (1,247)       (2,903)
  Purchases of equipment                             (1,934)       (1,334)
  Cash distributions, loans and repayments
    to and from affiliates                              313           349
  Other investing activities                            606           (42)
                                                    -------       -------

Net cash used in investing activities                (2,262)       (3,930)

Cash flows from financing activities:
  Proceeds from exercise of stock options             2,937           483
  Proceeds from notes payable                          --           8,200
  Principal payments on notes payable                  (100)       (2,110)
                                                    -------       -------

Net cash provided by financing activities             2,837         6,573
                                                    -------       -------

Net increase in cash                                  3,179         2,711

Cash at beginning of period                           3,618         1,305
                                                    -------       -------

Cash at end of period                               $ 6,797       $ 4,016
                                                    =======       =======






     SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                INPHYNET MEDICAL MANAGEMENT INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1997
                                   (UNAUDITED)


1.  BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements (the "Financial Statements") of InPhyNet Medical Management Inc. and Subsidiaries (the "Company") are unaudited, and in the opinion of management, include all normal and recurring adjustments which are necessary for a fair presentation in accordance with generally accepted accounting principles. Accordingly, the Financial Statements should be read in conjunction with the more complete disclosures contained in the Company's audited consolidated financial statements included in the Company's Annual Report for the year ended December 31, 1996. The results of operations for the interim periods presented are not necessarily indicative of the results of operations for the full year.

2.  NEW PRONOUNCEMENTS

The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 128 ("SFAS 128"), Earnings per Share and Statement of Financial Accounting Standards No. 129 ("SFAS 129"), Disclosure of Information about Capital Structure. SFAS 128 establishes standards for computing and presenting earnings per share and applies to entities with publicly held common stock. SFAS 129 establishes standards for disclosing information about an entity's capital structure and applies to all entities. Management believes that the adoption of these standards, when effective, will not have a significant impact on the Company's financial statements.

3.  RECENT DEVELOPMENTS

On January 20, 1997, the Company agreed to merge with MedPartners, Inc. ("MedPartners"). MedPartners is the largest physician practice management company in the nation and operates the country's largest independent prescription benefits management service. The consideration for this transaction is based on a fixed exchange ratio of 1.311 shares of MedPartners common stock for each share of the Company's common stock. Based on this ratio, approximately 22 million shares of MedPartners common stock will be issued in exchange for all outstanding shares of the Company's common stock. The transaction is expected to be accounted for as a pooling of interests and is expected to close during the second quarter of 1997.

4.  SIGNIFICANT AGREEMENT AND RESTATEMENT

Effective July 1, 1996, the Company entered into a five-year agreement (the "PCA Agreement"), with an option for an additional five years, with Physician Corporation of America ("PCA"). Under the PCA Agreement, the Company manages independent primary care physicians in South Florida and the Tampa Bay region. At March 31, 1997, these physicians provided primary care services to approximately 54,000 covered lives: 23,700 in South Florida and 30,300 in the Tampa Bay area. PCA provides comprehensive health care services through its HMO's, Life and Property and Casualty Insurance Carriers and Worker's Compensation administrators located throughout the southeastern United States and the Caribbean.

The Company has restated its financial statements as of and for the year ended December 31, 1996 to expense as incurred costs relating to the PCA Agreement. The Company had previously established a $9.3 million reserve for costs associated with the provider contracts the Company was required to assume and through December 31, 1996, had charged $6.2 million of losses in connection with the PCA Agreement against this reserve. As a result of the restatement, no reserve for losses will be established and costs associated with the PCA Agreement are expensed as incurred. This change resulted in a decrease in previously reported 1996 income from operations of $6.0 million; net income of $3.7 million and income per share of $0.23. The change will have no effect on the Company's results of operations over the term of the PCA Agreement or on the Company's cash flows. In addition, the Company will no longer provide for the amortization of these costs, which were being amortized over five years, the life of the PCA Agreement.

                INPHYNET MEDICAL MANAGEMENT INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The following table sets forth divisional revenue for the periods indicated (in millions):

                                                    THREE MONTHS ENDED
                                                          MARCH 31,
                                              ------------------------------
                                                           PERCENT
                                                  1997     INCREASE     1996
                                                  ----     --------     ----
Hospital Physician Services                   $   55.3        3.0%    $  53.7
Capitated Medical Services:
  Managed Care                                    43.3      125.5%       19.2
  Correctional Care                               23.9       59.3%       15.0
                                              --------                -------
Total Capitated Medical Services                  67.2       96.5%       34.2
                                              --------                -------

Total Revenue                                 $  122.5       39.4%    $  87.9
                                              ========                =======



THREE MONTHS ENDED MARCH 31, 1997 COMPARED TO THREE MONTHS ENDED
MARCH 31, 1996

TOTAL REVENUE. Total revenue increased by $34.6 million, or 39.4%, to $122.5 million for the three months ended March 31, 1997 from $87.9 million for the same period in 1996. The increase was primarily due to acquisitions completed during 1996, new contract awards and increased revenues from existing contracts.

Hospital Physician Services Division revenue increased marginally to $55.3 million for the three months ended March 31, 1997 from $53.7 million for the same period in 1996.

Capitated Medical Services Division revenue increased by $33.0 million, or 96.5%, to $67.2 million for the three months ended March 31, 1997 from $34.2 million for the same period in 1996. The increase was primarily due to the net addition of 16 correctional care contracts which added $8.8 million in revenue, including the July 1, 1996 acquisition of 6 contracts from National Health Services, Inc., the July 1, 1996 agreement with PCA Health Plans of Florida, Inc. (PCA) which added $21.7 million in revenue and annual rate increases from existing contracts.

TOTAL OPERATING EXPENSES. Operating expenses increased by $35.5 million, or 43.6%, to $117.0 million for the three months ended March 31, 1997 from $81.5 million for the same period in 1996. The increase was primarily due to a $4.7 million increase in compensation and related benefits and a $28.8 million increase in contracted medical services. The increase in contracted medical services is due to a $5.5 million increase from the net addition of 16 correctional care contracts and a $23.0 million increase related to the PCA Agreement.

INCOME BEFORE INCOME TAX EXPENSE. Income before income tax expense decreased by $0.6 million, or 10.0%, to $5.4 million for the three months ended March 31, 1997 from $6.0 million for the same period in 1996, due primarily to the factors set forth above.

INCOME TAX EXPENSE. Income tax expense decreased by $0.3 million, or 12.5%, to $2.1 million for the three months ended March 31, 1997 from $2.4 million for the same period in 1996.

NET INCOME. Net income decreased by $0.4 million, or 10.8%, to $3.3 million for the three months ended March 31, 1997 from $3.7 million for the same period in 1996, due to the factors discussed above.

                INPHYNET MEDICAL MANAGEMENT INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


LIQUIDITY AND CAPITAL RESOURCES

THREE MONTHS ENDED MARCH 31, 1997.

Net cash provided by operating activities was $2.6 million for the three months ended March 31, 1997 versus $0.07 million for the three months ended March 31, 1996. This increase of $2.5 million in net cash provided by operating activities resulted from increased cash collections on accounts receivable and the increase in pre-paid capitation related to the PCA Agreement of approximately $2.0 million dollars.

Net cash used in investing activities was $2.3 million for the three months ended March 31, 1997 and was primarily the result of $1.2 million for acquisitions and $1.9 million for purchases of capital equipment.

Net cash provided by financing activities was $2.8 million for the three months ended March 31, 1997 and was primarily the result of $2.9 million in proceeds from the exercise of stock options.

As a result of the factors discussed above, cash increased to $6.8 million at March 31, 1997 from $3.6 million at December 31, 1996.

THREE MONTHS ENDED MARCH 31, 1996.

Net operating activities resulted in a break-even cash flow during the three months ended March 31, 1996.

Net cash used in investing activities of $3.9 million was primarily the result of expenditures of $2.9 million for acquisitions and purchases of capital equipment for $1.3 million.

Net cash provided by financing activities of $6.6 million was primarily the result of borrowings of $8.2 million under the Company's Amended and Restated Revolving Credit and Reimbursement Agreement (the "Credit Facility") with its bank and $0.5 million in proceeds from the issuance of common stock, offset by principal payments under the Credit Facility of $2.1 million.

As a result of the factors discussed above, cash increased to $4.0 million at March 31, 1996 from $1.3 million at December 31, 1995.

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

                          None

ITEM 5:  OTHER INFORMATION

                          None

ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K

                          (a)  Exhibits

                          11 - Statement Re: Computation of Net Income Per Share

                          (b)  Reports on Form 8-K

                          None

                INPHYNET MEDICAL MANAGEMENT INC. AND SUBSIDIARIES

                                   SIGNATURES





Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                        Inphynet Medical Management Inc.
                        --------------------------------
                                  (registrant)




Date:    May 13, 1997             By: /s/ CLIFFORD FINDEISS, M.D.
                                      ------------------------------------------
                                          Clifford Findeiss, M.D.
                                          President, Chief Executive Officer and
                                          Chairman of the Board



Date:    May 13, 1997             By: /s/ GEORGE W. MCCLEARY, JR.
                                     -------------------------------------------
                                          George W. McCleary, Jr.
                                          Executive Vice President,
                                          Chief Financial Officer,
                                          Secretary and Director