Form 10-Q/A
period 1996-09-30
INPHYNET MEDICAL MANAGEMENT INC
filed 1997-05-23
CIK 925170

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q/A


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     FOR THE PERIOD ENDED SEPTEMBER 30, 1996

                                       or

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


               For the transition period from ________ to _______

                                   ----------

                         Commission File Number: 0-24336

                                   ----------


                        INPHYNET MEDICAL MANAGEMENT INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           Delaware                                              65-0501896
  ------------------------                                  ------------------
  (State of incorporation)                                   (I.R.S. Employer
                                                            Identification No.)

                           1200 South Pine Island Road
                                    Suite 600
                       Fort Lauderdale, Florida 33324-4460
                     ---------------------------------------
                     (Address of principal executive office)

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


================================================================================

                INPHYNET MEDICAL MANAGEMENT INC. AND SUBSIDIARIES



                                      INDEX
                                      -----


                                                                                               Page
                                                                                               ----
PART I -- FINANCIAL INFORMATION

     Item 1. Financial Statements

             Condensed Consolidated Balance Sheets...........................................    1
             Condensed Consolidated Statements of Income.....................................    2
             Condensed Consolidated Statements of Cash Flows ................................    3
             Notes to Condensed Consolidated Financial Statements............................    4
     Item 2. Management's Discussion and Analysis of
               Financial Condition and Results of Operations.................................    6

PART II -- OTHER INFORMATION

     Item 1. Legal Proceedings...............................................................    10

     Item 2. Changes in Securities...........................................................    10

     Item 3. Defaults Upon Senior Securities.................................................    10

     Item 4. Submission of Matters to a Vote of Security Holders.............................    10

     Item 5. Other Information...............................................................    10

     Item 6. Exhibits and Reports on Form 8-K................................................    10

SIGNATURES   ................................................................................    11

EXHIBITS     ................................................................................    12





                INPHYNET MEDICAL MANAGEMENT INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (AMOUNTS IN THOUSANDS)


                                                                                SEPTEMBER 30,  DECEMBER 31,
                                                                                    1996            1995
                                                                                -------------  ------------
                                                                                (UNAUDITED)
                                                                                (RESTATED)
ASSETS
Current Assets:
  Cash                                                                             $  5,851      $  1,305

  Accounts receivable, net of allowances of approximately
    $78,000 and $91,000 at September 30, 1996 and
    December 31, 1995, respectively                                                  79,470        69,759
  Accounts receivable from affiliates                                                   461           559
                                                                                   --------      --------
                                                                                     79,931        70,318

  Other current assets                                                               11,500        10,206
                                                                                   --------      --------
     Total current assets                                                            97,282        81,829

Equipment, furniture and leasehold improvements, net                                 10,941        11,186

Other assets:
  Cost in excess of net assets acquired, net                                         28,210        26,111
  Other assets                                                                        2,891         4,090
                                                                                   --------      --------
                                                                                     31,101        30,201
                                                                                   --------      --------
         Total assets                                                              $139,324      $123,216
                                                                                   ========      ========


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accrued compensation and related benefits                                        $ 16,940      $ 15,096
  Accounts payable and other current liabilities                                     22,541         8,018
  Reserve for self-insured claims                                                     4,168         7,179
                                                                                   --------      --------
     Total current liabilities                                                       43,649        30,293

Long-term debt, net of current portion                                                  465         9,617

Deferred income taxes                                                                   544           938

Stockholders' equity:
  Common stock, par value -- $0.01, 50,000 shares authorized,
    15,801 and 15,690 issued and outstanding at
    September 30, 1996 and December 31, 1995, respectively                              158           157
  Additional paid-in capital                                                         65,886        63,731
  Retained earnings                                                                  28,622        18,480
                                                                                   --------      --------
         Total stockholders' equity                                                  94,666        82,368
                                                                                   --------      --------
         Total liabilities and stockholders' equity                                $139,324      $123,216
                                                                                   ========      ========




     SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                INPHYNET MEDICAL MANAGEMENT INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                  (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


                                                 THREE MONTHS ENDED           NINE MONTHS ENDED
                                                    SEPTEMBER 30,                SEPTEMBER 30,
                                                 ------------------           -----------------
                                                1996          1995           1996             1995
                                                ----          ----           ----             ----
                                             (RESTATED)                    (RESTATED)
Net revenue                                   $ 113,052    $  81,569       $ 290,686       $ 239,609
Revenue from affiliates                             288          465           1,023           1,389
                                              ---------    ---------       ---------       ---------

      Total revenue                             113,340       82,034         291,709         240,998

Expenses:
   Compensation and related benefits             60,346       51,561         175,726         154,539
   Contracted medical services                   36,018       13,254          63,541          36,231
   Insurance                                      3,326        2,756           9,116           8,976
   Depreciation                                     761          633           2,225           1,728
   Amortization                                     388          347           1,120             869
   Acquisition and other non-recurring
     expenses (see Note 3)                         --          2,500 (2)         250 (1)       2,500  (2)
   Other                                          7,237        7,082          21,507          21,469
                                              ---------    ---------       ---------       ---------
      Total operating expenses                  108,076       78,133         273,485         226,312
                                              ---------    ---------       ---------       ---------

      Income from operations                      5,264        3,901          18,224          14,686

Other income (expense):
   Loss on sale of physician practices             --           --              (682)(1)        --
   Interest expense                                (245)        (597)           (902)         (1,492)
   Interest income                                  107          140             338             326
   Other                                             43          (14)            158             (34)
                                              ---------    ---------       ---------       ---------
     Total other income (expense)                   (95)        (471)         (1,088)         (1,200)

Income before income tax expense                  5,169        3,430          17,136          13,486
Income tax expense                                2,042        2,222           6,769           6,286
                                              ---------    ---------       ---------       ---------
   Net income                                 $   3,127    $   1,208       $  10,367       $   7,200
                                              =========    =========       =========       =========
Net income per share                          $    0.20    $    0.08 (2)   $    0.65 (1)   $    0.48  (2)
                                              =========    =========       =========       =========
Weighted average shares outstanding              15,966       15,026          16,027          14,908
                                              =========    =========       =========       =========



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


     SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                INPHYNET MEDICAL MANAGEMENT INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)
                                   (UNAUDITED)

                                                               NINE MONTHS ENDED
                                                                  SEPTEMBER 30,
                                                               -----------------
                                                               1996         1995
                                                               ----         ----
Net cash provided by operating activities                   $ 17,558    $    952

Cash flows from investing activities:
  Acquisitions, net of cash acquired                          (3,054)     (6,899)
  Purchases of equipment                                      (3,064)     (2,252)
  Net cash collections from (advances to) affiliates             622        (619)
  Other investing activities                                     186        (302)
                                                            --------    --------

Net cash used in investing activities                         (5,310)    (10,072)

Cash flows from financing activities:
  Proceeds from borrowings of long-term debt                  10,700      22,173
  Principal payments on long-term debt                       (19,855)     (6,432)
  Distributions of accounts receivable
    not purchased in a prior acquisition                        --        (1,050)
  Proceeds from exercise of stock options                      1,453         692
  Other                                                         --           (69)
                                                            --------    --------

Net cash (used in) provided by financing activities           (7,702)     15,314
                                                            --------    --------

Net increase in cash                                           4,546       6,194

Cash at beginning of period                                    1,305       1,422
                                                            --------    --------

Cash at end of period                                       $  5,851    $  7,616
                                                            ========    ========









     SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                INPHYNET MEDICAL MANAGEMENT INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1996
                                   (UNAUDITED)
                                   (RESTATED)


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

3.   SIGNIFICANT AGREEMENTS AND RESTATEMENT

     Effective July 1, 1996, the Company entered into a contract with PCA Health Plans of Florida, Inc. ("PCA"), to provide and arrange for, under various prepaid health services plans, certain covered services to be provided to certain persons who are enrolled as members in a PCA Health Plan in Florida (the "PCA Agreement"). As part of the PCA Agreement, the Company acquired certain physician provider contracts from PCA.

     Pursuant to the PCA Agreement, the Company will receive compensation in the form of monthly capitation payments from PCA and will assume the risk associated with the management of physician provider medical costs. To secure its obligation under the PCA Agreement, the Company is required to provide PCA a letter of credit (LOC) for an amount which is initially equal to approximately two months of capitation payments. As of September 30, 1996, the amount outstanding under the LOC was approximately $13.0 million.

     The Company has restated its financial statements as of and for the three and nine months ended September 30, 1996, to expense as incurred costs relating to the PCA Agreement. The Company had established a $7.9 million reserve for future estimated losses associated with the provider contracts the Company was required to assume under the PCA Agreement. The Company recorded $7.9 million as deferred contract acquisition costs and was amortizing these costs over the initial five year life of the PCA Agreement. Through September 30, 1996, the Company had charged $2.5 million of losses from the PCA Agreement against this reserve. As a result of the restatement, the reserve for losses and deferred contract acquisition costs under the PCA Agreement have been eliminated and costs associated with the PCA Agreement are being expensed as incurred. This change resulted in a decrease in previously reported September 30, 1996 income from operations of $2.4 million; net income of $1.5 million and income per share of $0.09.

4.   ACQUISITIONS

     Effective July 1, 1996, in a transaction accounted for as a purchase, the Company acquired certain assets and contracts of NHS National Health Services, Inc. ("NHS") for a purchase price contingent upon the assets' operating performance over a five year period following closing. In accordance with APB 16, "Business Combinations," the recognition of costs in excess of net assets acquired will occur when the contingency is determinable. The purchase agreement requires that installments of the purchase price be determined following each annual anniversary of the transaction's effective date for a period of five years.

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

RESULTS OF OPERATIONS

The following table sets forth net revenue for the periods indicated (in millions):

                                                             THREE MONTHS ENDED               NINE MONTHS ENDED
                                                                SEPTEMBER 30,                    SEPTEMBER 30,
                                                        ---------------------------       ----------------------------
                                                                  PERCENT                          PERCENT
                                                        1996     INCREASE      1995       1996     INCREASE      1995
                                                        ----     --------      ----       ----     --------      ----
Hospital Physician Services Division                $   54.3        2.8%    $  52.8    $  163.0       3.2%    $  158.0
Capitated Medical Services Division:
  Managed Care                                          35.8       98.9%       18.0        74.5      43.3%        52.0
  Correctional Care                                     23.2      107.1%       11.2        54.2      74.8%        31.0
                                                    --------      -----     -------    --------      ----     --------
Total Capitated Medical Services Division               59.0      102.1%       29.2       128.7      55.1%        83.0
                                                    --------      -----     -------    --------      ----     --------
Total revenue                                       $  113.3       38.2%    $  82.0    $  291.7      21.0%    $  241.0
                                                    ========      =====     =======    ========      ====     ========



THREE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1995

     TOTAL REVENUE. Total revenue increased by $31.3 million, or 38.2%, to $113.3 million for the three months ended September 30, 1996 from $82.0 million for the same period in 1995. The increase was primarily due to the PCA Agreement and NHS acquisition, new contract awards and increased revenues from existing contracts.

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

     TOTAL OPERATING EXPENSES. Total operating expenses increased by $30.0 million, or 38.4%, to $108.1 million for the three months ended September 30, 1996 from $78.1 million for the same period in 1995. The increase was primarily due to an increase in compensation expense and related benefits of $8.8 million resulting from an increase in the number of healthcare and administrative personnel associated with the NHS acquisition, new contracts awarded, and an increase in contracted medical services of $22.8 million due primarily to the PCA Agreement and the NHS acquisition and the new correctional care contracts awarded to the Company. Originally, $2.5 million of contracted medical services expense, representing management's estimate of certain expected losses, had been capitalized as deferred acquisition costs associated with provider contracts the Company was required to assume according to the terms of the PCA Agreement. The deferred acquisition costs was being amortized over the term of the PCA Agreement which is five years. Due to this restatement, the Company eliminated the deferred acquisition costs and expensed these costs in the period incurred. An additional amount of $6.8 million had been capitalized for future costs associated with these provider contracts. Due to this restatement, the amount was expensed in the fourth quarter of 1996 and the first quarter of 1997. There will be no amortization expense associated with this contract in 1996 or any future periods. The increase in operating expenses was offset by non-recurring costs incurred in the prior year (see Note 4) in connection with the 1995 acquisitions of MetroAmerican and Radiology Associates of approximately $1.7 million and management restructuring costs of approximately $0.8 million.

     INCOME BEFORE INCOME TAX EXPENSE. Income before income tax expense increased by $1.8 million, or 52.9%, to $5.2 million for the three months ended September 30, 1996 from $3.4 million for the same period in 1995 due primarily to the factors set forth above.

     INCOME TAX EXPENSE. Income tax expense decreased by $0.2 million, or 9.1%, to $2.0 million for the three months ended September 30, 1996 versus $2.2 million for the same period in 1995. The decrease was due to a 1995 tax charge of approximately $0.9 million incurred in the third quarter of 1995 from the conversion of one of the

Company's subsidiaries from an S Corporation to a C Corporation upon its acquisition. The decrease was partially offset by the increase in income before income tax expense.

     NET INCOME. Net income increased by $1.9 million, or 158.3%, to $3.1 million for the three months ended September 30, 1996, from $1.2 million for the same period in 1995 due to the factors discussed above.

NINE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1995

     TOTAL REVENUE. Total revenue increased by $50.7 million, or 21.0%, to $291.7 million for the nine months ended September 30, 1996 from $241.0 million for the same period in 1995. The increase was primarily due to the PCA Agreement and NHS acquisition, new contract awards and increased revenues from existing contracts.

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

     TOTAL OPERATING EXPENSES. Total operating expenses increased by $47.2 million, or 20.9%, to $273.5 million for the nine months ended September 30, 1996 from $226.3 million for the same period in 1995. The increase was primarily due to an increase in compensation expense and related benefits of $21.2 million resulting from an increase in the number of healthcare and administrative personnel associated with the NHS acquisition, new contracts awarded, and an increase in contracted medical services of $27.3 million due primarily to the PCA Agreement and the NHS acquisition, and new correctional care contracts awarded to the Company. The increase in operating expenses was offset by non-recurring costs incurred in the prior year (see Note 4) in connection with the 1995 acquisitions of MetroAmerican and Radiology Associates of approximately $1.7 million and management restructuring costs of approximately $0.8 million.

     INCOME BEFORE INCOME TAX EXPENSE. Income before income tax expense increased by $3.6 million, or 26.7%, to $17.1 million for the nine months ended September 30, 1996 from $13.5 million for the same period in 1995 due primarily to the factors set forth above.

     INCOME TAX EXPENSE. Income tax expense increased by $0.5 million, or 7.9%, to $6.8 million for the nine months ended September 30, 1996 versus $6.3 million for the same period in 1995. The increase was due to the increase in income before income tax expense. The increase was partially offset by a 1995 tax charge of approximately $0.9 million from the conversion of one of the Company's subsidiaries from a S Corporation to a C Corporation upon its acquisition.

     NET INCOME. Net income increased by $3.2 million, or 44.4%, to $10.4 million for the nine months ended September 30, 1996, from $7.2 million for the same period in 1995 due to the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

     NINE MONTHS ENDED SEPTEMBER 30, 1996. Net cash provided by operating activities was $17.6 million for the nine months ended September 30, 1996, due primarily to cash generated from operations, an increase of $9.7 million in accounts receivable due to the NHS acquisition and the startup of new corrections contracts, and an increase in accounts payable of $7.8 million due to an increase in outstanding contracted medical services associated with the PCA and NHS acquisitions.

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

            None

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



                        Inphynet Medical Management Inc.
                        --------------------------------
                                  (registrant)




Date:    May 23, 1997             By: /s/ J. Clifford Findeiss, M.D.
                                      -----------------------------------------
                                          J. Clifford Findeiss, M.D.
                                          President, Chief Executive Officer
                                          and Chairman of the Board



Date:    May 23, 1997             By: /s/ George W. McCleary, Jr.
                                      -----------------------------------------
                                          George W. McCleary, Jr.
                                          Executive Vice President, Chief
                                          Financial Officer, Secretary
                                          and Director