Form 10-K/A
period 1996-12-31
INPHYNET MEDICAL MANAGEMENT INC
filed 1997-05-23
CIK 925170

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                   FORM 10--K/A

(Mark one)

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                      FOR THE YEAR ENDED DECEMBER 31, 1996

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                   For the transition period from ________ to ________

                         Commission file number: 0-24336

                        INPHYNET MEDICAL MANAGEMENT INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          DELAWARE                                               65-0501896
------------------------------                              -------------------
State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                              Identification No.)


1200 SOUTH PINE ISLAND ROAD, SUITE 600, FORT LAUDERDALE, FLORIDA     33324-4460
----------------------------------------------------------------     ----------
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

                                TABLE OF CONTENTS

                                                                                                        Page
                                                                                                        ----
                                                                                                          <C
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

         MANAGED CARE. The Company sub-contracts with HMOs to manage the delivery of comprehensive medical services to their enrollees. At December 31, 1996, the Company managed the delivery of such services to approximately 76,000 HMO enrollees and to fee-for-service patients at its 14 clinics in South Florida and through its agreements with Physician Corporation of America and Kaiser Permanente (See Item 1. "Recent Developments"). The Company either employs primary care physicians or contracts for primary care physician services for HMO enrollees and typically provides for other services with hospitals and medical specialists on a sub-capitated or discounted fee-for-service basis. The Company is at risk for the cost of providing comprehensive health care services. InPhyNet uses two methods to control its financial risk. The first is subcontracted capitated risk contracting which represents approximately 19% of total contracted medical costs. The responsibility to provide the required services and the related financial risk is transferred to a third party. The second is discounted fee-for-service which represents approximately

81% of total contracted medical costs. The Company must concurrently and carefully manage utilization of hospital and medical specialists. The Company has developed a utilization management program that tracks and reviews the medical appropriateness of inpatient days and referrals to medical specialists. This program is coordinated and maintained through the Company's management information system. InPhyNet uses this information to provide concurrent medical review and to provide, on a retrospective basis, feedback to physicians in order to increase productivity and improve the quality of medical care. The systems permit the Company to track a physician with fee-for-service relationships with the Company to assess the physicians practice patterns, compliance with protocols and patient outcomes.

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


THE COMPANY'S RECENT ACQUISITIONS ARE AS FOLLOWS:

                                                                                               REVENUE IN
                                                                                                  LAST
                                                                                                FULL YEAR
                                                                                 NUMBER         PRIOR TO
DATE OF  ACQUISITION             COMPANY                     BUSINESS           OF SITES      ACQUISITION
--------------------             -------                     --------           --------      -----------
                                                                                             (IN MILLIONS)
January 1997               Emergency Management          Physician Staffing        3            $   5.1
                             Specialists, Inc.

July 1996                   NHS National Health          Physician Staffing       13            $  20.5
                             Services, Inc.

January 1996                 Sachs, Morris &                Primary Care           2            $   1.8
                               Sklaver, Inc.                 Practices

September 1995              Radiology Associates of      Physician Staffing       16            $  16.9
                             Hollywood, Inc.

July 1995                    MetroAmerican               Physician Staffing       21            $  13.1
                              Radiology, Inc


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

         RISK MANAGEMENT. The Company has professional liability exposure with respect to potential negligent acts of its medical professional employees and contractors. As part of its efforts to reduce such exposure, the Company manages and monitors the quality and performance of its physicians. Additionally, the Company maintains a proactive claims management program that employs a dedicated group of physicians and attorneys who are responsible for handling claims made against the Company and its agents. A combination of the efficient claims management program, historical claims experience, shifting business mix from hospital based emergency medicine to capitated medical services and increased professional liability insurance buying power (due to the Company's growth) have enabled the Company to decrease the Company's cost of malpractice insurance as a percentage of net revenue from 2.3% in 1992 to 1.6% in 1996.

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

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA (IN THOUSANDS)


                                                                          YEARS ENDED DECEMBER 31,
                                                        -----------------------------------------------------------
                                                        1996 (6)       1995          1994         1993         1992
                                                        --------       ----          ----         ----         ----
                                                       (RESTATED)
STATEMENT OF INCOME DATA:
Total revenue                                           $ 408,520    $ 325,340    $ 270,370    $ 224,205    $ 196,501
Total operating expenses                                  385,689      304,013      253,853      211,611      188,535
                                                        ---------    ---------    ---------    ---------    ---------
Income from operations                                     22,831       21,327       16,517       12,594        7,966

Total non-operating (income) expense                        1,278        1,234          907          231         (257)
                                                        ---------    ---------    ---------    ---------     --------
Income before minority interest
 and income tax expense                                    21,553       20,093       15,610       12,363        8,223
Minority interest in net income (2)                          --           --          2,711        1,126           73
                                                        ---------    ---------    ---------    ---------     --------
Income before income tax expense                           21,553       20,093       12,899       11,237        8,150
Income tax expense (4)                                      8,512        8,805          153          282          338
                                                        ---------    ---------    ---------    ---------     --------

Net income                                              $  13,041(1) $  11,288(3) $  12,746    $  10,955     $  7,812
                                                        =========    =========    =========    =========     ========

Net income per share                                    $    0.81(1) $    0.75(3)
                                                        =========    =========

Weighted average shares outstanding                        16,021       15,038
                                                        =========    =========

SUPPLEMENTAL STATEMENT OF INCOME DATA (UNAUDITED):
Historical income before income
 tax expense                                                                       $ 12,899    $  11,237     $  8,150
Pro forma purchase of minority interest                                               2,711        1,126           73
                                                                                   --------    ---------     --------
Supplemental income before income
tax expense                                                                          15,610       12,363        8,223
Pro forma income tax expense (4)                                                      6,244        4,945        3,289
                                                                                   --------    ---------     --------

Supplemental net income (5)                                                        $  9,366    $   7,418     $  4,934
                                                                                   ========    =========     ========

Supplemental net income per share                                                  $   0.74    $    0.76
                                                                                   ========    =========

Supplemental weighted average shares
outstanding (5)                                                                      12,703        9,765
                                                                                  =========    =========

BALANCE SHEET DATA:
Working capital                                         $  57,055    $  51,536    $  29,221    $  11,713    $  18,992
                                                        =========    =========    =========    =========    =========

Total assets                                            $ 145,779    $ 123,216    $  96,702    $  68,299    $  55,039
                                                        =========    =========    =========    =========    =========

Long-term debt, net of current portion                  $     339    $   9,617    $   9,635    $  13,246    $  12,495
                                                        =========    =========    =========    =========    =========

Total stockholders' equity                              $  97,911    $  82,368    $  51,192    $  15,278    $  13,960
                                                        =========    =========    =========    =========     ========

----------

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

(6) Restated to reflect the Company's change in the accounting for the costs associated with the PCA Agreement (see Note 4 to the Company's 1996 financial statements).

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

         Under the Company's fee-for-service contractual arrangements, the fee schedules for medical services have historically increased on a periodic basis. Such fee increases result in additional net revenue, but also result in increased contractual adjustments due to fixed reimbursements from certain third-party payors, such as Medicare, Medicaid and workers' compensation. The higher schedules also result in an increase in charity and other adjustments due to the increase in uncollected amounts that relate to uninsured or underinsured private payors. In addition, contracts with a higher percentage of indigent patients also generally result in an increased percentage of charity and other adjustments.

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

         On September 5, 1996, the Company entered into the PCA Agreement. Under the agreement, InPhyNet will manage independent primary care physicians in South Florida and the Tampa Bay region. At December 31, 1996, the physicians provided primary care services to approximately 50,500 covered lives: 24,500 in South Florida and 26,000 in the Tampa Bay area. PCA provides comprehensive health care service through its Health Maintenance Organizations, Life and Property and Casualty Insurance Carriers and Workers' Compensation administrators located throughout the southeastern United States and the Caribbean. The Company has restated its financial statements as of and for the year ended December 31, 1996 to expense as incurred costs relating to the PCA Agreement. (See
Discussion of Total Operating Expenses for the period 1996 compared to 1995)

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

         The following discussion provides an analysis of the Company's results of operations, and liquidity and capital resources, and should be read in conjunction with the Company's consolidated financial statements and notes thereto. The operating results of the periods presented were not significantly affected by inflation.

RESULTS OF OPERATIONS

The following table sets forth divisional revenue (in thousands):


                                                                        YEARS ENDED DECEMBER 31,
                                                    -------------------------------------------------------------
                                                                  PERCENT                     PERCENT
                                                     1996         INCREASE        1995        INCREASE       1994
                                                     ----         --------        ----        --------       ----
Hospital Physician Services Division                $216,819         2.9%       $210,679        19.1%     $176,959

Capitated Medical Services Division:
 Managed Care                                        113,588        61.2%         70,451        64.7%       42,784

 Correctional Care                                    78,113        76.7%         44,210       (12.7)%      50,627
                                                    --------                    --------                  --------
Total Capitated Medical Services Division            191,701        67.2%        114,661        22.8%       93,411
                                                    --------                    --------                  --------
Total Revenue                                       $408,520        25.6%       $325,340        20.3%     $270,370
                                                    ========                    ========                  ========



1996 COMPARED TO 1995

         TOTAL REVENUE. Total revenue increased by $83.2 million, or 25.6%, to $408.5 million for the year ended December 31, 1996 from $325.3 million for the same period in 1995. The increase was primarily due to acquisitions completed during 1996 (see Item 1. "Recent Developments"), new contract awards and increased revenue from existing contracts.

         Hospital Physician Services revenue increased by $6.1 million, or 2.9%, to $216.8 million for the year ended December 31, 1996 from $210.7 million for the same period in 1995. This was a result of an increase of approximately $10.0 million due to the replacement of certain fee-for-service contracts with new contracts having higher reimbursement rates per patient visit and to annual fee schedule increases. This increase was offset by a net loss of 14 Department of Defense and emergency department contracts representing a net decrease of 50,000 patient visits during 1996 resulting in decreased revenues of approximately $2.7 million.

         Capitated Medical Services revenue increased by $77.0 million, or 67.2%, to $191.7 million for the year ended December 31, 1996 from $114.7 million for the same period in 1995. The increase was due partly to an increase in Managed Care revenue of $43.1 million, or 61.2%, to $113.6 million from $70.5 million primarily due to the PCA Agreement which added $35.6 million in revenue and growth in revenue of $4.0 million from the agreement with Kaiser. Additionally, Correctional Care revenue increased by $33.9 million, or 76.7%, to $78.1 million for the year ended December 31, 1996 from $44.2 million for the same period in 1995, due primarily to $12.3 million in revenue from the acquisition of NHS, and a net increase of 6 other new Correctional Care contracts started in 1996 and a net increase of 6 new contracts started in the last half of 1995 which accounted for the remaining $21.6 million increase in revenue.

         TOTAL OPERATING EXPENSES. Operating expenses increased by $81.7 million, or 26.9%, to $385.7 million for the year ended December 31, 1996 from $304.0 million for the same period in 1995. This was primarily due to higher compensation expense and related benefits of $26.1 million resulting from an increase in the number of healthcare and administrative personnel in correctional care due to the NHS acquisition and the addition of new Correctional Care contracts from the prior year. Additionally, contracted medical services expenses were approximately $15.1 million higher due to the increase in Correctional Care contracts and the acquisition of NHS. This same category of expenses increased to $40.3 million in Managed Care primarily due to the addition of the PCA Agreement. Originally, $6.2 million of this expense, representing management's estimate of certain expected losses, had been capitalized as deferred acquisition costs associated with provider contracts the Company was required to assume according to the terms of the agreement. The deferred acquisition costs was being amortized over the term of the agreement which is five years. Due to the restatement of its Financial Statements (see footnote 4), the Company eliminated the deferred acquisition costs and expensed these costs in the period incurred. An additional amount of $3.1 million had been capitalized for future costs associated with these provider contracts. Due to restatement, the $3.1 million was expensed in the first quarter of 1997 and there will be no amortization expense associated with this contract in 1996 or any future periods.

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

         INCOME BEFORE INCOME TAX EXPENSE. Income before income tax expense increased by $1.5 million, or 7.5%, to $21.6 million for the year ended December 31, 1996 from $20.1 million for the same period in 1995 due to the factors set forth above.

         INCOME TAX EXPENSE. Income tax expense decreased by $0.3 million, or 3.4%, to $8.5 million for the year ended December 31, 1996 from $8.8 million for the same period in 1995. The decrease was due to a 1995 tax charge of approximately $0.9 million from the conversion of one of the Company's subsidiaries from an S Corporation to a C Corporation upon it's acquisition. The decrease was partially offset by the increase in income before tax expense.

         NET INCOME. Net income increased by $1.7 million, or 15.0 %, to $13.0 million for the year ended December 31, 1996, from $11.3 million for the same period in 1995 due to the factors discussed above.

1995 COMPARED TO 1994

         TOTAL REVENUE. Total revenue increased by $54.9 million, or 20.3%, to $325.3 million for the year ended December 31, 1995 from $270.4 million for the same period in 1994. The increase was primarily due to acquisitions completed during 1994 and 1995 (see Item 1. "Recent Developments"), new contract awards and increased revenues from existing contracts.

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

         Capitated Medical Services revenue increased by $21.3 million, or 22.8%, to $114.7 million for the year ended December 31, 1995 from $93.4 million for the same period in 1994. This was a result of an increase in Managed Care revenue of $27.7 million, or 64.7%, to $70.5 million from $42.8 million primarily due to the acquisition of five primary care practices operating at eight sites, which generated approximately $17.0 million in revenues, with the remainder of the increase due to having a full year's revenue from other managed care acquisitions completed during 1994. The increase was offset by reduced Correctional Care revenue of $6.4 million due primarily to a net increase of 10 new Correctional Care contracts accounting for approximately $12.6 million in revenues, offset by the loss of the Massachusetts Department of Corrections contracts at June 30, 1994, which would have generated approximately $19.0 million during the last half of 1994.

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

YEAR ENDED DECEMBER 31, 1996

         Net cash provided by operating activities was $16.7 million for the year ended December 31, 1996, due primarily to cash generated by operations, a $17.2 million increase in accrued medical claims expense associated with the PCA Agreement, offset by a $14.4 million increase in accounts receivable primarily due to the start up of several new corrections contracts and a $3.5 million decrease in the reserve for self-insured claims from the payment of expiring professional liability reserves relating to the Company's Self Insured Retention
(SIR).

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

         Net cash provided by financing activities of $15.3 million was primarily the result of $16.2 million in net proceeds from the Company's second public offering which was effective November 1995, $0.9 million in proceeds from the exercise of stock options, and borrowings of $26.2 million under the Credit Facility, offset by payments of $27.9 million on the Credit Facility.

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

ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Consolidated financial statements and supplementary data required by this item can be found at the pages listed in the following index:


                                                                                             Page
                                                                                             ----
Report of Independent Certified Public Accountants............................................18

Consolidated Balance Sheets at December 31, 1996 (restated) and 1995..........................19

Consolidated Statements of Income for the years ended
  December 31, 1996 (restated), 1995 and 1994.................................................20

Consolidated Statement of Changes in Stockholders' Equity for
  the years ended December 31, 1996 (restated), 1995 and 1994.................................21

Consolidated Statements of Cash Flows for the years ended
  December 31, 1996 (restated), 1995 and 1994.................................................22

Notes to Consolidated Financial Statements (restated for 1996)................................24

Supplementary Data: Consolidated Quarterly Financial
  Information (unaudited) (restated)..........................................................40


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

         As discussed in Note 4 the Company has restated its financial statements to expense as incurred costs associated with the PCA Agreement.



                                                 ERNST & YOUNG LLP

Miami, Florida
February 14, 1997, except
for the second paragraph
of Note 4, as to which the
date is May 20, 1997

                INPHYNET MEDICAL MANAGEMENT INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (AMOUNTS IN THOUSANDS)

                                                                                           DECEMBER 31,
                                                                                        ------------------
                                                                                        1996          1995
                                                                                        ----          ----
                                                                                     (RESTATED)
ASSETS
Current assets:
   Cash                                                                               $  3,618      $  1,305
   Accounts receivable, net of allowances of approximately $83,000 and
      $91,000 at December 31, 1996 and 1995                                             84,300        69,759
   Accounts receivable from affiliates                                                     202           559
                                                                                      --------      --------
                                                                                        84,502        70,318

   Deferred income taxes                                                                   741         2,014
   Prepaid expenses                                                                      8,945         4,633
   Other current assets                                                                  5,819         3,559
                                                                                      --------      --------
Total current assets                                                                   103,625        81,829

Equipment, furniture and leasehold improvements, net                                    11,709        11,186

Other assets:
    Cost in excess of net assets acquired, net of accumulated amortization of approximately $2,391 and $1,413 at December 31, 1996
        and 1995, respectively                                                          27,773        26,111
    Other assets                                                                         2,672         4,090
                                                                                      --------      --------
                                                                                        30,445        30,201
                                                                                      --------      --------
Total assets                                                                          $145,779      $123,216
                                                                                      ========      ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accrued compensation and related benefits                                         $ 15,713      $ 15,096
    Accounts payable and other current liabilities                                       8,472         6,517
    Accrued medical claims                                                              18,693         1,501
    Reserve for self-insured claims                                                      3,692         7,179
                                                                                      --------      --------
Total current liabilities                                                               46,570        30,293

Long-term debt, net of current portion                                                     339         9,617

Deferred income taxes                                                                      959           938

Stockholders' equity:
   Common stock, par value -- $0.01; 50,000 shares authorized,
     15,821 and 15,690 issued and outstanding at December 31, 1996
     and 1995, respectively                                                                158           157
   Additional paid-in capital                                                           66,386        63,731
   Retained earnings                                                                    31,367        18,480
                                                                                      --------      --------
Total stockholders' equity                                                              97,911        82,368
                                                                                      --------      --------
Total liabilities and stockholders' equity                                            $145,779      $123,216
                                                                                      ========      ========




          See accompanying notes to Consolidated Financial Statements.

                INPHYNET MEDICAL MANAGEMENT INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                  (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                                YEARS ENDED DECEMBER 31,
                                                                       -----------------------------------------
                                                                         1996            1995             1994
                                                                         ----            ----             ----
                                                                      (RESTATED)
Net revenue                                                            $ 407,239       $ 323,782       $ 267,401
Revenue from affiliates                                                    1,281           1,558           2,969
                                                                       ---------       ---------       ---------

Total revenue                                                            408,520         325,340         270,370

Expenses:
    Compensation and related benefits                                    235,299         209,194         179,223
    Contracted medical services                                          104,514          49,111          33,029
    Insurance                                                             12,252          11,784          13,522
    Acquisition costs associated with poolings of interests
      (Note 3)                                                              --             1,700            --
    Other                                                                 33,624          32,224          28,079
                                                                       ---------       ---------       ---------

Total operating expenses                                                 385,689         304,013         253,853
                                                                       ---------       ---------       ---------

Income from operations                                                    22,831          21,327          16,517

Nonoperating (income) expense:
     Interest income                                                        (349)           (417)           (326)
     Interest expense                                                      1,134           1,910           1,305
     Loss on sale of Physician Practices                                     682            --              --
     Other non-operating income                                             (189)           (259)            (72)
                                                                       ---------       ---------       ---------
Total nonoperating expense                                                 1,278           1,234             907
                                                                       ---------       ---------       ---------

Income before minority interest and income tax expense                    21,553          20,093          15,610
Minority interest in net income                                             --              --             2,711
                                                                       ---------       ---------       ---------
Income before income tax expense                                          21,553          20,093          12,899
Income tax expense (Note 7)                                                8,512           8,805             153
                                                                       ---------       ---------       ---------

Net income                                                             $  13,041       $  11,288       $  12,746
                                                                       =========       =========       =========
Net income per share                                                   $    0.81       $    0.75
                                                                       =========       =========
Weighted average shares outstanding                                       16,021          15,038
                                                                       =========       =========

SUPPLEMENTAL DATA (UNAUDITED) (NOTE 1):
Historical income before income taxes                                                                  $  12,899
Pro forma purchase of minority interest                                                                    2,711
                                                                                                       ---------
Supplemental  income before income tax expense                                                            15,610
Pro forma income tax expense                                                                               6,244
                                                                                                       ---------
Supplemental net income                                                                                $   9,366
                                                                                                       =========
Supplemental net income per share                                                                      $    0.74
                                                                                                       =========
Supplemental weighted average shares outstanding                                                          12,703
                                                                                                       =========





           See accompanying notes to Consolidated Financial Statements

                INPHYNET MEDICAL MANAGEMENT INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                             (AMOUNTS IN THOUSANDS)




                                                      NUMBER                   ADDITIONAL                      TOTAL
                                                        OF           COMMON      PAID-IN      RETAINED      STOCKHOLDERS'
                                                      SHARES         STOCK       CAPITAL      EARNINGS         EQUITY
                                                      ------         -----       -------      --------      -------------
BALANCE AT JANUARY 1, 1994                            8,502       $     85      $     81       $ 15,112       $ 15,278
Adjustment to reflect change in
    accounting method for equity
    investments                                        --             --            --              696            696
Net income                                             --             --            --           12,746         12,746
Offering, net of expenses                             2,100             21        21,609           --           21,630
Dividends                                              --             --            --           (4,254)        (4,254)
Transfer of predecessor company
    retained earnings to additional
    paid-in capital upon conversion
    from an S to a C corporation                       --             --          16,277        (16,277)          --
Issued in connection with acquisitions                3,256             33         5,794           --            5,827
Unrealized holding losses on available-
    for-sale investments                               --             --            --             (704)          (704)
Other                                                   140              1            (1)           (27)           (27)
                                                   --------       --------      --------       --------       --------

BALANCE AT DECEMBER 31, 1994                         13,998            140        43,760          7,292         51,192
Adjustments to beginning balances
    for the acquisition of
    MetroAmerican Radiology, Inc.                       473              5          --            1,780          1,785
Net income                                             --             --            --           11,288         11,288
Offering, net of expenses                             1,000             10        16,213           --           16,223
Transfer of acquired company
    retained earnings to additional
    paid-in capital upon conversion
    from an S to a C corporation                       --             --           1,780         (1,780)          --
Exercise of stock options                               204              2         1,209           --            1,211
Issued in connection with acquisitions                   57           --             775           --              775
Unrealized appreciation on available-
    for-sale investments                               --             --            --               41             41
Other                                                   (42)          --              (6)          (141)          (147)
                                                   --------       --------      --------       --------       --------

BALANCE AT DECEMBER 31, 1995                         15,690            157        63,731         18,480         82,368
Net income (restated)                                  --             --            --           13,041         13,041
Exercise of stock options                               131              1         2,655           --            2,656
Unrealized depreciation on
   available-for-sale investments                      --             --            --             (154)          (154)
                                                   --------       --------      --------       --------       --------

BALANCE AT DECEMBER 31, 1996
(RESTATED)                                           15,821       $    158      $ 66,386       $ 31,367       $ 97,911
                                                   ========       ========      ========       ========       ========



           See accompanying notes to Consolidated Financial Statements

                INPHYNET MEDICAL MANAGEMENT INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)



                                                                         YEARS ENDED DECEMBER 31,
                                                              ------------------------------------------
                                                                 1996            1995            1994
                                                                 ----            ----            ----
                                                              (Restated)
OPERATING ACTIVITIES:
Cash received from services rendered                          $ 394,466       $ 312,239       $ 259,064
Cash paid for compensation and related benefits                (234,942)       (208,680)       (176,956)
Cash paid for contracted medical services                       (83,680)        (48,825)        (31,727)
Cash paid for insurance                                         (17,746)        (14,412)        (12,808)
Cash paid for other operating expenses                          (36,161)        (34,516)        (25,539)
Interest received                                                   349             420             326
Interest paid                                                    (1,119)         (1,910)         (1,305)
Income taxes paid                                                (4,503)        (10,119)         (2,228)
                                                              ---------       ---------       ---------

Net cash provided by (used in) operating activities              16,664          (5,803)          8,827

INVESTING ACTIVITIES:

Acquisitions, net of cash acquired                               (3,089)         (7,012)         (8,052)
Purchases of equipment                                           (4,746)         (3,973)         (3,454)
Other investing activities                                        1,009           1,418          (1,249)
                                                              ---------       ---------       ---------

Net cash used in investing activities                            (6,826)         (9,567)        (12,755)

FINANCING ACTIVITIES:

Proceeds from stock offering                                       --            16,223          22,028
Proceeds from exercise of stock options                           1,684             897            --
Proceeds from borrowings of long-term debt                        9,700          26,152          15,851
Principal payments on long-term debt                            (18,909)        (27,872)        (23,196)
Dividends                                                          --              --            (7,860)
Partnership distributions to minority interests                    --              --            (2,930)
Stock redemptions                                                  --              (147)            (28)
                                                              ---------       ---------       ---------

Net cash provided by (used in) financing activities              (7,525)         15,253           3,865
                                                              ---------       ---------       ---------

Net increase (decrease) in cash                                   2,313            (117)            (63)

Cash at beginning of period                                       1,305           1,422           1,485
                                                              ---------       ---------       ---------

Cash at end of period                                         $   3,618       $   1,305       $   1,422
                                                              =========       =========       =========



                              See accompanying notes to Consolidated Financial Statements.


                INPHYNET MEDICAL MANAGEMENT INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                             (AMOUNTS IN THOUSANDS )




                                                                             YEARS ENDED DECEMBER 31,
                                                                   --------------------------------------
                                                                      1996           1995            1994
                                                                      ----           ----            ----
                                                                   (RESTATED)
RECONCILIATION OF NET INCOME TO NET CASH
  PROVIDED BY (USED IN) OPERATING ACTIVITIES:

Net income                                                           $ 13,041       $ 11,288       $ 12,746

Adjustments to reconcile net income to net
  cash provided by (used in) operating activities:
     Depreciation                                                       3,140          2,518          1,865
     Amortization                                                       1,510          1,220            687
     Loss on sale of physician practices                                  682           --             --
     Other non-cash charges (credits) to operations, net                  385           (178)           (72)
     Increase in accounts receivable                                  (14,411)       (13,292)       (12,077)
     Decrease in accounts receivable from affiliates                      357            192            771
     (Increase) decrease in prepaid expenses and
        other current assets                                           (2,615)        (5,079)            20
     Increase (decrease) in accounts payable                              799         (1,679)         2,153
     Increase (decrease) in accrued medical claims                     17,192            282           (953)
     Increase in accrued compensation and related benefits                357            515          2,267
     Increase (decrease) in reserve for
        self-insured claims                                            (3,487)        (2,505)           784
     Increase (decrease) in income taxes payable                       (1,580)            64            121
     Increase (decrease) in deferred income taxes                       1,294            851         (2,196)
     Minority interest in net income                                     --             --            2,711
                                                                     --------       --------       --------
Net cash provided by (used in) operating activities                  $ 16,664       $ (5,803)      $  8,827
                                                                     ========       ========       ========







          See accompanying notes to Consolidated Financial Statements.

                INPHYNET MEDICAL MANAGEMENT INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (RESTATED)


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

         When it is probable that expected future health care costs and maintenance costs under a contract or group of existing contracts will exceed anticipated capitation revenue on those contracts the Company recognizes losses on its prepaid healthcare services with HMOs.

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

         Approximately 93% of InPhyNet's revenue is earned through contracts which are directly between the payor (i.e. HMO, hospital, correctional facility or Department of Defense) and InPhyNet or a wholly owned subsidiary of InPhyNet. In these cases, the contractual revenue is earned by InPhyNet or a consolidated subsidiary in which InPhyNet owns a direct and majority voting interest.

         Approximately 7% of InPhyNet's revenue relates to contracts with hospitals to which a Controlled Entity (as defined below), rather than InPhyNet or a wholly owned subsidiary of InPhyNet, is a party.

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

         The Company has entered into management contracts and stock transfer restriction agreements (the "Transfer Agreements") with professional corporations ("Controlled Entities") owned by one or more physicians. The management and Transfer Agreements may not be terminated by the Controlled Entities for any reason. The physician(s) that own the Controlled Entities are generally treated as employees of the Company and are solely responsible for the practice of medicine and delivery of medical services. The management contracts provide that the Company shall be responsible for the general management and administration of the day to day operations of the Controlled Entities, including but not limited to business planning, financial management, bookkeeping, accounting, data processing as well as human resources management. The management contracts also provide that the Company shall have the exclusive right to select the individuals serving as directors of Controlled Entities. The Transfer Agreements provide that all shares of the Controlled Entities are required to be transferred to a "Designated Transferee" for a nominal amount paid to the transferor at the Company's sole option, at any time and for any reason. These agreements provide the Company with unilateral and perpetual control over the assets and business operations of the entities.

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

2.  PROPOSED MERGER AGREEMENT

         On January 21, 1997, the Company and MedPartners, Inc. ("MedPartners") announced they have agreed to merge. Upon consummation of the merger, each share of the Company's common stock will be exchanged for shares of MedPartners common stock. Also, all of the Company's options will vest and will be converted into options of MedPartners based on the exchange ratio. The consummation of the merger is subject to, among other things, performance by each party under the merger plan and regulatory approval. In addition, the approval of the transaction requires approval by the shareholders of the Company and the Board of Directors of MedPartners.

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

                                                          FOR THE YEAR ENDED
                                                           DECEMBER 31, 1994
                                                          ------------------
                                                              (UNAUDITED)
Total revenue                                                  $  279,777
                                                               ==========
Income before income tax expense                               $   15,717
                                                               ==========
Net income                                                     $    9,430
                                                               ==========
Net income per share                                           $     0.74
                                                               ==========

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

Prior to the date of the acquisition, total revenue and net income (loss) for the Company and the pooled entities are as follows:

                                                    INPHYNET
                                                     MEDICAL               POOLED
                                                  MANAGEMENT INC.          ENTITIES         CONSOLIDATED
                                                  ---------------          --------         ------------

YEAR ENDED DECEMBER 31, 1995:
Total revenue                                     $    306,455           $   18,885 (1)      $  325,340
                                                  ============           ==========          ==========
Net income (loss)                                 $     11,546           $     (258)(1)      $   11,288
                                                  ============           ==========          ==========
YEAR ENDED DECEMBER 31, 1994:
Total revenue                                     $    253,425           $   16,945 (2)      $  270,370
                                                  ============           ==========          ==========
Net income                                        $     12,542           $      204 (2)      $   12,746
                                                  ============           ==========          ==========


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

         The Company has restated its financial statements as of and for the year ended December 31, 1996, to expense as incurred costs relating to the PCA Agreement. The Company had established a $9.3 million reserve for future estimated losses associated with the provider contracts the Company was required to assume under the PCA Agreement. The Company recorded the $9.3 million as deferred contract acquisition costs and was amortizing these costs over the initial five year life of the contract with PCA. Through December 31, 1996, the Company had charged $6.2 million of losses from the PCA Agreement against this reserve. As a result of the restatement the reserve for losses under the PCA Agreement and deferred contract acquisition costs have been eliminated and costs associated with the PCA Agreement are being expensed as incurred. This change resulted in a decrease in previously reported 1996 income from operations of $6.9 million; net income of $3.7 million and income per share of $0.23.

5.  EQUIPMENT, FURNITURE, AND LEASEHOLD IMPROVEMENTS

Equipment, furniture, and leasehold improvements are comprised of the following (in thousands):

                                                                DECEMBER 31,
                                                            ----------------------
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
                                                            =======        =======

6.  NET REVENUE

         Net revenue consists of gross charges, net of allowances for contractual, charity and other adjustments. Contractual adjustments are based on the difference between charges at established rates and amounts estimated by management to be reimbursable by the Medicare and Medicaid programs, and public and private insurance contracts

6.  NET REVENUE

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

Net revenue consists of the following (in thousands):

                                                 FOR THE YEARS ENDED DECEMBER 31,
                                           ------------------------------------------
                                              1996             1995          1994
                                              ----             ----          ----
Gross revenue                              $ 674,467       $ 567,436       $ 468,281
Less allowances for contractual,
  charity and other adjustments             (267,228)       (243,654)       (200,880)
                                           ---------       ---------       ---------

Net revenue                                $ 407,239       $ 323,782       $ 267,401
                                           =========       =========       =========



Net revenue attributable to major customers consists of the following (in thousands):

                                                              FOR THE YEARS ENDED DECEMBER 31,
                                                              1996           1995          1994
                                                              ----           ----          ----
Humana Medical Plans, Inc. and its affiliates           $   60,691      $    58,866      $37,199
                                                        ==========      ===========      =======
Department of Corrections, State of
  Massachusetts                                         $     --        $      --        $18,905
                                                        ==========      ===========      =======


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

Significant components of income tax expense (benefit) are as follows (in thousands):

                                 FOR THE YEARS ENDED DECEMBER 31,
                                 --------------------------------
                                 1996         1995          1994
                                 ----         ----          ----
Current:
  Federal                      $ 6,303      $ 6,128      $ 2,411
  State and local                  915        1,826          405
                               -------      -------      -------
Total current                    7,218        7,954        2,816
                               -------      -------      -------
Deferred:
  Federal                        1,071          652       (2,263)
  State and local                  223          199         (400)
                               -------      -------      -------
Total deferred                   1,294          851       (2,663)
                               -------      -------      -------
                               $ 8,512      $ 8,805      $   153
                               =======      =======      =======

         Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

The Company's net deferred tax assets (liabilities) are comprised of the following (in thousands):

                                                     DECEMBER 31,
                                                ---------------------
                                                  1996          1995
                                                  ----          ----
Current deferred income taxes:
    Deferred tax assets                         $ 2,538       $ 4,408
    Deferred tax liabilities                     (1,797)       (2,394)
                                                -------       -------
                                                    741         2,014
                                                -------       -------
Long-term deferred income taxes:
    Deferred tax assets                             419           473
    Deferred tax liabilities                     (1,378)       (1,411)
                                                -------       -------
                                                   (959)         (938)
                                                -------       -------
Net deferred tax assets (liabilities)           $  (218)      $ 1,076
                                                =======       =======


Significant components of the Company's deferred tax assets and liabilities are as follows (in thousands):

                                                            DECEMBER 31,
                                                        -------------------
                                                        1996           1995
                                                        ----           ----
Insurance reserves                                    $ 1,382       $ 2,770
Allowance for charity and other adjustments            (1,104)           95
Change in accounting method for income
   taxes from cash to accrual                            (628)       (2,745)
Other                                                     132           956
                                                      -------       -------
Net deferred tax assets (liabilities)                 $  (218)      $ 1,076
                                                      =======       =======


The reconciliation of income tax attributable to net income computed at federal statutory rates to income tax expense is as follows (in thousands):

                                                                   FOR THE YEARS ENDED DECEMBER 31,
                                             ------------------------------------------------------------------------------
                                                     1996                         1995                       1994
                                                     ----                         ----                       ----
                                             AMOUNT         PERCENT      AMOUNT         PERCENT      AMOUNT         PERCENT
                                             ------         -------      ------         -------      ------         -------
Tax at U.S. statutory rate                  $ 7,544            35%      $ 6,832            34%      $ 4,386            34%

State and local income taxes, net
    of federal tax benefit                      968             5%        1,324             6%          253             2%

Taxes on income earned prior to
    revocation of Subchapter S
    election                                   --            --            (243)         --          (1,871)         (15)%

     Tax expense (benefit) from
         conversion to C corporation           --            --             892             4%       (2,615)         (21)%
                                            -------       -------       -------       -------       -------        ------
                                            $ 8,512            40%      $ 8,805            44%      $   153          --
                                            =======       =======       =======       =======       =======        ======



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
                                      ------
                                      $6,244
                                      ======


The unaudited pro forma income tax expense differed from the amounts computed by applying the federal statutory rate of 34% to income before income taxes as follows (in thousands) for the year ended December 31, 1994:

                                       AMOUNT         PERCENT
                                       ------         -------
Tax at U.S. statutory rate            $  5,307           34%
State and local income taxes,
   net of federal tax benefit              937            6%
                                      --------         ----
                                      $  6,244           40%
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

Long-term debt is comprised of the following (in thousands):

                                                                    DECEMBER 31,
                                                              ------------------------
                                                                  1996          1995
                                                                  ----          ----
$60,000 revolving credit and reimbursement
   arrangement, variable interest
   rate as selected by the Company (ranging
   from 6.765% to 7.25% as of December 31, 1995)
   Interest payments are due on the last day of an
   interest period, as defined in the Agreement
   (at least quarterly) with the entire amount
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

Long-term debt as of December 31, 1996 matures as follows (in thousands):

           1997                           $  512
           1998                              219
           1999                              120
           2000                                -
           2001                                -
                                          ------
                                          $  851
                                          ======

10.  LETTERS OF CREDIT

Unused outstanding letters of credit are comprised of the following (in thousands):

                                                                             DECEMBER 31,
                                                                        ----------------------
                                                                        1996            1995
                                                                        ----            ----
Outstanding under state regulations
    as collateral for the self-insured portion of the
    Company's worker's compensation programs                           $   100         $   200
Available to insurance carrier
    as collateral for the company's professional
    liability insurance program                                          1,000           1,000
Available as collateral
    for corrections contracts                                              650             650
Available as collateral
    for PCA Agreement                                                   13,310               -
                                                                       -------         -------
                                                                       $15,060         $ 1,850
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

         The following unaudited pro forma summary presents the Company's net income and earnings per share as if the estimated fair value of the options were amortized to expense over the options' vesting period (in thousands except earnings per share information):

                                                 FOR THE YEARS ENDED
                                                       DECEMBER 31,
                                              --------------------------
                                               1996              1995
                                               ----              ----

Pro forma net income                          $11,605            $11,156
                                              =======            =======

Pro forma net income per share                $  0.72            $  0.74
                                              =======            =======



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

A summary of the Company's stock option activity, and related information for the years ended December 31 is as follows:


                                      1996                      1995                       1994
                             -----------------------   ------------------------   -----------------------
                                            WEIGHTED                  WEIGHTED                   WEIGHTED
                                            AVERAGE                   AVERAGE                    AVERAGE
                             OPTIONS FOR    EXERCISE   OPTIONS FOR    EXERCISE    OPTIONS FOR    EXERCISE
                             SHARES (000)   PRICE ($)  SHARES (000)   PRICE ($)   SHARES (000)   PRICE ($)
                             ------------  ---------   ------------   ---------   ------------  ---------
Outstanding-Beginning
 of year                          1,454       13.55         1,030       10.81            347        9.08
Granted                             684       16.90           522       18.13            706       11.70
Exercised                          (128)      13.29           (79)      11.10              -        -
Forfeited                           (34)      15.73           (19)      12.00            (23)      12.00
                             ----------                ----------                 ----------

Outstanding-end of
 year                             1,976       14.62         1,454       13.55          1,030       10.81
                             ==========                ==========                 ==========

Exercisable at end of
 year                               730                       639                        347
                             ==========                ==========                 ==========
Weighted-average fair
 value of options
 granted during the year     $     6.37                $     8.57                 $     4.69
                             ==========                ==========                 ==========


Options outstanding and exercisable at December 31, 1996 are as follows:

                                        Options Outstanding                               Options Exercisable
                        -------------------------------------------------        -------------------------------

                                             Weighted
                                             Average            Weighted                               Weighted
                          Options           Remaining            Average            Options            Average
                        Outstanding        Contractual          Exercise          Exercisable          Exercise
                          (000's)              Life               Price             (000's)             Price
                        -----------        -----------          --------          -----------          --------
$ 9.08 - $15.00              915               4.5 yrs.          $  10.88               659           $   10.50

$15.01 - $23.53            1,061               4.7 yrs.          $  17.84                71           $   17.81
                           -----                                                     ------

                           1,976                                                        730
                           =====                                                     ======




Options available for grant at December 31, 1996 are as follows (in thousands):

             Stock Incentive Plan                               281
             Directors Plan                                     160
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

15.  OPERATING LEASES

         The Company is obligated under various noncancelable operating leases. The minimum future obligation under these agreements at December 31, 1996 is as follows (in thousands):

          1997                                     $   3,886
          1998                                         3,068
          1999                                         2,777
          2000                                         1,654
          2001                                         1,186
          2002 and thereafter                              -
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

                INPHYNET MEDICAL MANAGEMENT INC. AND SUBSIDIARIES
                               SUPPLEMENTARY DATA
                                   (UNAUDITED)

CONSOLIDATED QUARTERLY FINANCIAL INFORMATION (IN THOUSANDS)(EXCEPT PER SHARE
DATA):

                                                                    THREE MONTHS ENDED
                                             -------------------------------------------------------------
                                             MARCH 31       JUNE 30        SEPTEMBER 30      DECEMBER 31
                                             --------       -------        ------------      -----------
                                                                            (Restated)       (Restated)

YEAR ENDED DECEMBER 31, 1996
Total revenue                                $ 87,903      $ 90,466         $113,340         $116,811
Operating expenses                             81,545        83,864          108,076(3)       112,204(3)
                                             --------      --------         --------         --------
Income from operations                       $  6,358      $  6,602         $  5,264(3)      $  4,607(3)
                                             ========      ========         ========         ========
Net income                                   $  3,650      $  3,590(1)      $  3,127(3)      $  2,674(3)
                                             ========      ========         ========         ========
Net income per share                         $   0.23      $   0.22(1)      $   0.20(3)      $   0.16(3)
                                             ========      ========         ========         ========

Weighted average number of
  common shares outstanding                    16,067        16,061           15,966           16,002
                                             ========      ========         ========         ========

YEAR ENDED DECEMBER 31, 1995
Total revenue                                $ 77,106      $ 81,858         $ 82,034         $ 84,342
Operating expenses                             71,767        76,412           78,133           77,701
                                             --------      --------         --------         --------
Income from operations                       $  5,339      $  5,446         $  3,901         $  6,641
                                             ========      ========         ========         ========
Net income                                   $  2,823      $  3,169         $  1,208(2)      $  4,088
                                             ========      ========         ========         ========
Net income per  share
                                             $   0.19      $   0.21         $   0.08(2)      $   0.26
                                             ========      ========         ========         ========
Weighted average  number of common
shares outstanding                             14,629        14,810           15,026           15,614
                                             ========      ========         ========         ========

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

(3) Restated to reflect the Company's change in accounting for the costs associated with the PCA Agreement. See Note 4 to the Company's 1996 financial statements.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The table below sets forth the names, ages and titles of the persons who are directors and executive officers of the Company:



                NAME                    AGE                               POSITION
                ----                    ---                               --------
Clifford Findeiss..................      56    Chairman of the Board, President and Chief Executive Officer
Erie D. Chapman, III ..............      53    Senior Executive Vice President, Chief Operating Officer and Director
George W. McCleary, Jr.............      45    Executive  Vice  President,  Chief  Financial  Officer,  Secretary  and
                                                 Director
Jere D. Creed......................      55    Senior Vice President, Hospital Physician Services and Director
Marta Prado........................      45    Senior Vice President, Capitated Medical Services and Director
Neil J. Principe...................      51    Senior Vice President, Hospital Physician Services - Business
                                                 Development and Director
Victor J. Weinstein................      51    Senior Vice President, Mergers and Acquisitions, Treasurer and Director
Thomas E. Dewey, Jr. (1)(2)........      64    Director
Donald C. Wegmiller (1)(2).........      58    Director


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

CLASSIFICATION OF BOARD OF DIRECTORS

         The Company's Board of Directors is divided into three classes -- Class I, Class II and Class III -- which must be as equal in number of members as possible. Each class of directors serves for a three year term and is elected on a rotating three-year basis.

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

                           SUMMARY COMPENSATION TABLE

                                                                                LONG TERM
                                                                           COMPENSATION AWARDS
                                                                           --------------------
                                                                        RESTRICTED     SECURITIES
                                                ANNUAL COMPENSATION       STOCK        UNDERLYING       ALL OTHER
       NAME AND PRINCIPAL POSITION      YEAR    SALARY ($)  BONUS ($)   AWARDS ($)    OPTIONS (#)   COMPENSATION ($)
       ---------------------------      ----    ----------  ---------   ----------    -----------   ----------------
Clifford Findeiss                       1996       362,500         --          --            --              --
  Chairman of the Board of Directors,   1995       420,826         --          --            --              --
  Chief Executive Officer and           1994       388,317         --          --            --             144
  President

Erie D. Chapman, III (1)                1996       275,000         --      57,035 (2)         --         251,876 (3)
  Senior Executive Vice President,      1995        27,500         --          --        210,000              --
  Chief Operating Officer and           1994            -          --          --             --              --
  Director

George W. McCleary, Jr.                 1996       350,000         --          --         75,000              --
  Executive Vice President,             1995       375,000         --          --         12,000              --
  Chief Financial Officer,              1994       374,999     35,000          --         25,000              51
  Secretary and Director

Jere D. Creed                           1996       253,750         --          --             --              --
  Senior Vice President, Hospital       1995       350,000         --          --             --              --
  Physician Services and Director       1994       353,029         --          --             --             144

Marta Prado                             1996       290,000         --          --         75,000         156,700 (3)
  Senior Vice President, Capitated      1995       238,114         --          --          8,000              --
  Medical Services and Director         1994       200,000     25,000          --         20,000              51




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

                           STOCK OPTION GRANTS IN 1996


                                                                                             POTENTIAL REALIZED
                          NUMBER OF   PERCENT OF                                          VALUE AT ASSUMED ANNUAL
                         SECURITIES  TOTAL OPTIONS              MARKET                     RATES OF STOCK PRICE
                         UNDERLYING   GRANTED TO   EXERCISE     PRICE                     APPRECIATION FOR OPTION TERM
                           OPTIONS   EMPLOYEES IN    PRICE     AT DATE OF   EXPIRATION  ------------------------------
NAME                      GRANTED(#)  FISCAL YEAR  PER SHARE    GRANT(2)        DATE       0%($)     5%($)     10% ($)
----                    -----------  -----------  ---------  ----------- -------------  -------     -----      -------
George W. McCleary, Jr.    75,000(1)      11.79%     $17.20     $17.75     January 2002   41,250    413,598    865,218
Marta Prado                75,000(1)      11.79%     $17.20     $17.75     January 2002   41,250    413,598    865,218



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


                 AGGREGATED OPTION EXERCISES IN 1996 AND FISCAL
                             YEAR-END OPTION VALUES


                                                              NUMBER OF SECURITIES            VALUE OF UNEXERCISED
                                                             UNDERLYING UNEXERCISED          IN-THE-MONEY OPTIONS AT
                       SHARES ACQUIRED                     OPTIONS AT FISCAL YEAR-END            FISCAL YEAR-END
NAME                    ON EXERCISE(#)   VALUE REALIZED ($)  EXERCISABLE/UNEXERCISABLE(#)   EXERCISABLE/UNEXERCISABLE($)
----                    --------------   ------------------  ----------------------------   ----------------------------
Erie D. Chapman, III         40,000         251,876             43,333  / 126,667             31,666  /  88,334
George W. McCleary, Jr.          --              --            231,295  /  95,335          2,014,490  / 110,010
Marta Prado                  10,000         156,700            135,412  /  89,668          1,168,946  / 100,008



EMPLOYMENT AGREEMENTS

         The Company is a party to employment agreements with each of its Named Executive Officers. The provisions of the employment agreements are substantially identical, except for Mr. Chapman's (which is described below). The employment agreements, other than Mr. Chapman's, have terms of three years, expiring on December 1, 1999. The employment agreements with Messrs. Findeiss, Chapman, McCleary, Creed and Ms. Prado, provide for base annualized salaried compensation of $362,500, $275,000, $350,000, $253,750, and $290,000,
respectively, for such persons through December 1, 1999. Each employment agreement requires the officer to devote substantially all of his time and attention to the Company's business. The Company may terminate the employment agreements for any reason at any time. In the event of a termination by the Company without cause, the officer is entitled to one year's salary plus a prorated portion of any bonus the officer would have earned. The employment agreements provide that for one year after termination of employment with the Company for any reason, the officer will not directly or indirectly, own, manage, operate, join, control or participate in or be connected with, as an officer, employee, partner, stockholder, or otherwise, any business, individual, partnership, firm, or corporation which is at the time engaged principally or significantly in a business which is, directly or indirectly, at the time in competition with the business of the Company (or any subsidiary or affiliate) in an area in which the Company (or such subsidiary or affiliate) then conducts business.

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

                                                               AMOUNT OF BENEFICIAL OWNERSHIP
                                                                       OF COMMON STOCK
                                                 ------------------------------------------------------------------
                                                 NUMBER          STOCK OPTIONS       TOTAL SHARES    PERCENTAGE OF
                                                   OF             EXERCISABLE        BENEFICIALLY     OUTSTANDING
                                                 SHARES       WITHIN 60 DAYS (3)       OWNED            SHARES
                                                ---------    ------------------     ---------        -------------
Clifford Findeiss (1)                          1,028,666              --            1,028,666          6.30%
Joseph J. Badal                                  983,872              --              983,872          6.03%
Jere D. Creed (1)                                974,669              --              974,669          5.97%
T. Rowe Price Associates, Inc.                   936,800              --              936,800          5.74%
Neil J. Principe                                 489,320              --              489,320          3.00%
Victor J. Weinstein (1)                          451,303              --              451,303          2.76%
George W. McCleary, Jr                           155,932           262,295            418,227          2.52%
Marta Prado                                       87,325           164,412            251,737          1.53%
Erie D. Chapman, III                               4,269(2)         43,333             47,602            *
Donald C. Wegmiller                                 --               7,499              7,499            *
Thomas E. Dewey, Jr                                 --               7,499              7,499            *
All directors and executive officers as a
  group (nine persons)                         3,191,484           485,034          3,676,518         21.87%



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

                      COMPLIANCE WITH SECTION 16(A) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


          Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers, and persons who own more than 10 percent of the Common Stock, to file with the Securities and Exchange Commission ("SEC") and the Nasdaq National Market initial reports of beneficial ownership and changes in beneficial ownership of the Common Stock. Such persons are also required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations as to transactions for which reports are required, all Section 16(a) filing requirements applicable to such individuals were complied with during 1996.


                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

    (a)    The following documents are filed as part of this report:

           (1)  Financial Statements

           The list of financial statements required by this item is set forth in Item 8, "Consolidated financial Statements and Supplementary Data"

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

                INPHYNET MEDICAL MANAGEMENT INC. AND SUBSIDIARIES
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)


                                                                  ADDITIONS
                                                           -----------------------
                                             BALANCE AT    CHARGED TO   CHARGED TO                     BALANCE
                                              BEGINNING    COSTS AND     OTHER                        AT END OF
             DESCRIPTION                     OF PERIOD     EXPENSES    ACCOUNTS(1)  DEDUCTIONS(2)      PERIOD
             -----------                     -----------  ----------   -----------  -------------    ----------
YEAR ENDED DECEMBER 31, 1996
Allowances for contractual,
  charity and other adjustments               $  91,000        -      $ 267,000      $(275,000)      $  83,000

YEAR ENDED DECEMBER 31, 1995
Allowances for contractual,
  charity and other adjustments               $  63,000        -      $ 244,000      $(216,000)      $  91,000

YEAR ENDED DECEMBER 31, 1994
Allowances for contractual,
  charity and other adjustments               $  47,000        -      $ 201,000      $(185,000)      $  63,000



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

 2.2           Agreement and plan of merger dated as of January 20, 1997 by and among MedPartners, Inc., Seabird
               Merger Corporation and InPhyNet Medical Management Inc.

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



                INPHYNET MEDICAL MANAGEMENT INC. AND SUBSIDIARIES
                          INDEX TO EXHIBITS (CONTINUED)
                                 (ITEM 14(A)(3))



Exhibit
  No.          Description
-------        -----------
11             Statement Re: Computation of Per Share Earnings+

21             Subsidiaries of the Registrant+

23             Consent of Independent Certified Public Accountants+

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

+        Incorporated by reference to the Registrant's Report on Form 10-K for the year ended December 31, 1996.


                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 23, 1997.

                                INPHYNET MEDICAL MANAGEMENT INC.

                                 By:      /s/  Clifford Findeiss
                                          -------------------------------------
                                 Name:    Clifford Findeiss
                                 Title:   President and Chief Executive Officer,
                                          Chairman of the Board


Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Company and in the capacities indicated on May 23, 1997.

   Signature                                           Title
   ---------                                           -----

/s/                 Clifford Findeiss                  President, Chief Executive Officer and Chairman of the
---------------------------------------------          Board of Directors
                    Clifford Findeiss


/s/               Erie D. Chapman, III                 Senior Executive Vice President, Chief Operating Officer
----------------------------------------------         and Director
                  Erie D. Chapman, III


/s/              George W. McCleary, Jr.               Executive Vice President, Chief Financial Officer,
----------------------------------------------         Director and Secretary
                 George W. McCleary, Jr.

/s/                 Mary Ann Blanford                  Vice President, Chief Accounting Officer
----------------------------------------------
                    Mary Ann Blanford


/s/                   Jere D. Creed                    Senior Vice President and Director
----------------------------------------------
                      Jere D. Creed


/s/                    Marta Prado                     Senior Vice President and Director
----------------------------------------------
                       Marta Prado


/s/                 Neil J. Principe                   Senior Vice President and Director
----------------------------------------------
                    Neil J. Principe


/s/                Victor J. Weinstein                 Senior Vice President, Treasurer and Director
----------------------------------------------
                   Victor J. Weinstein




/s/               Thomas E. Dewey, Jr.                 Director
----------------------------------------------
                  Thomas E. Dewey, Jr.



/s/                Donald C. Wegmiller                 Director
----------------------------------------------
                   Donald C. Wegmiller

